Form 10-Q
period 2008-06-30
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2008-08-14
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-53031

WESTMOUNTAIN DISTRESSED DEBT, INC.
(Exact Name of Issuer as specified in its charter)

Colorado	26-1315407
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

123North College Avenue, STE 200
Fort Collins, Colorado	80524
(Address of principal executive offices)	(zip code)

(970) 530-0325
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []                                                                                                           Accelerated filer []
Non-accelerated filer []  (Do not check if a smaller reporting company)                          Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]    No [ ]

FORM 10-Q
West Mountain Distressed Debt, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Distressed Debt, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Balance Sheet

		December 31,
		2007
	June 30,	(Derived from
	2008	audited
Assets	(unaudited)	statements)
Cash and cash equivalents	$47,808	$51,305
Certificates of deposit	255,250	300,000
Prepaid expenses	3,275	3,870
Property and equipment, net	6,887	8,312
Total assets	$313,220	$363,487

Liabilities and Shareholders' Equity
Liabilities
Accounts payable	$1,148	$-
Accounts payable, related party	-	13,498
Accrued liabilities	2,605	10,150
Total liabilities	3,753	23,648

Shareholders' equity
Preferred stock, $.10 par value; 1,000,000 shares authorized,
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	9,041	9,041
9,040,750 shares issued and outstanding
Additional paid-in-capital	360,174	360,174
Deficit accumulated during development stage	(59,748)	(29,376)
Total shareholders' equity	309,467	339,839
Total liabilities and shareholders' equity	$313,220	$363,487

See accompanying notes to unaudited financial statements

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

							October 18, 2007
	Three months ended			Six months ended			(Inception)
	June 30,			June 30,			Through June 30,
	2008		2007	2008		2007	2008

Operating Expenses
Selling, general and administrative expense		$13,517	$-		$35,622	$-	$64,998
Total operating expenses		13,517	-		35,622	-	64,998

Net loss from operations		(13,517)	-		(35,622)	-	(64,998)

Other income/(expense)
Other income		5,250	-		5,250	-	5,250
Net loss before income taxes		(8,267)	-		(30,372)	-	(59,748)

Net loss	$	(8,267)	$-	$	(30,372)	$-	$ (59,748)

Basic and diluted loss per share		$(0.00)			$(0.00)

Basic and diluted weighted average common
shares outstanding		9,040,750			9,040,750

See accompanying notes to unaudited financial statements

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For six months ended June 30, 2008
(unaudited)

	Preferred Stock		Common Stock		Additional	Deficit Accumulated
		Par		Par	Paid-In	Earnings During
	Shares	Value	Shares	Value	Capital	Development Stage	Total

Balance at December 31, 2007	-	$-	9,040,750	$9,041	$360,174	$(29,376)	$339,839

Net loss for the six months ended
June 30, 2008	-	-	-	-	-	(30,372)	(30,372)

Balance at June 30, 2008	-	$-	9,040,750	$9,041	$360,174	$(59,748)	$309,467

See accompanying notes to unaudited financial statements

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

				October 13, 2007
	Six months ended			(Inception)
	June 30,			Through June 30,
	2008		2007	2008

Cash flows from operating activities:
Net loss	$	(30,372)	$-	$ (59,748)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation		1,425	-	1,663
Changes in operating assets and operating liabilities:
Prepaid expenses		595	-	(3,275)
Accounts payable and accrued liabilities (note 1)		(19,895)	-	3,753
Net cash (used in) operating activities		(48,247)	-	(57,607)

Cash flows from investing activities:
Payments from property and equipment (note 3)		-	-	(8,550)
Payments for Certificates of deposit		44,750	-	(255,250)
Net cash provided by (used in) investing activities		44,750	-	(263,800)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)		-	-	369,215
Net cash provided by financing activities		-	-	369,215
Net change in cash		(3,497)	-	47,808

Cash and cash equivalents, beginning of period		51,305	-	-

Cash and cash equivalents, end of period		$47,808	$-	$47,808

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

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

(2)   Certificates of deposit

In December 2007, the Company invested $300,000 of current cash into Certificates of deposit with maturities ranging from 5 to 6 months.  In May the Company re-invested $152,830 with Bank A.  At the time of maturity, the Company will evaluate its cash position and determine if the certificates will be renewed.

	Amount	Maturity Date	Interest Rate
Bank A	$153,133	Oct 2008	2.40%
Bank B	$102,117	June 2008	4.20%

(3)    Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  As of June 30, 2008 the Company recorded $1,425 in depreciation expense.  October 18, 2007 (inception through June 30, 2008 the Company recorded $1,663 in depreciation expense.

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

A total of 9,040,750 shares were issued for a total cash price of $369,215.  All of the shares issued are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933.  As of June 30, 2008 the common stock issued and outstanding at par is $9,041 or $0.001 per share.  The amount over and above the $0.001 par value per share is recorded in the additional paid-in capital account in the amount of $360,174.

On April 9, 2008 the Company issued 50,000 shares of common stock in exchange for services that were to be provided for the Company.  Subsequent to the issuance of these shares the service agreement was terminated and the shares have been cancelled.  This transaction is not reflected on the financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financials

(6)    Related Parties

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC  that performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008.  As of June 30, 2008 the Company owed Bohemian Companies, LLC $1,148.

(7)    Operating Expenses

The total administrative expense recorded on the financials for the quarter ended June 30, 2008 was $13,517 and for the six month ended June 30, 2008 was $35,622 and for the period October 18, 2007 (inception) through June 30, 2008 was $64,998.  Most of these costs were attributable to professional and contract services.

 (8)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of June 30, 2008 the Company has $103,058 at risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q.  This item contains forward-looking statements that involve risks and uncertainties.  Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly Annual Reports on Form 10-KSB, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

         Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC. that performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarters ended June 30, 2008 and from inception through June 30, 2008.  We had no revenues for the quarter and six months ended June 30, 2008 and from inception through June 30, 2008.

Selling, general and administrative costs were $13,517 for the quarter ended June 30, 2008, compared to $35,622 for the six months ended June 30, 2008, and $64,998 from inception through June 30, 2008.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $8,267 for the three months ended June 30, 2008, $30,372 for the six months ended June 30, 2008, compared to a net loss of $59,748 from inception through June 30, 2008.

Liquidity and Capital Resources

Our cash or cash equivalents on June 30, 2008 were $47,808.

Cash flows used in operating activities was $48,247 for the six months ended June 30, 2008, compared to $57,607 from our inception on October 13, 2007 through June 30, 2008.

Net cash provided by investing activities was $44,750 for the six months ended June 30, 2008, compared to net cash used in investing activities of $263,800 from our inception on October 13, 2007 through June 30, 2008. We purchased certificates of deposit during this period.

Cash flows provided by financing activities were $-0- for the six months ended June 30, 2008, compared to $369,215 from our inception on October 13, 2007 through June 30, 2008.  These cash flows were all related to sales of stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

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

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.  RISK FACTORS

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

We have no substantial operating history, and have never been profitable.  As a result, we may never become profitable, and, as a result, we could go out of business.

We were formed as a Colorado business entity in October, 2007. At the present time, we have never been profitable. There can be no guarantee that we will ever be profitable.  Even if we develop revenue, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

             We have not generated revenues from our inception. As of June 30, 2008, we had a cash position of $47,808 and an additional $255,250 in certificates of deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

      A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

·     the net asset value of the assets under management to decrease, lowering management fees;

·     lower investment returns, reducing incentive income;

           ·     material reductions in the value of our fund investments in portfolio companies which reduce our ‘‘surplus’’ and, therefore, our ability to realize incentive income from these investments; and

·     investor redemptions, resulting in lower fees.

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

Of our total outstanding shares as of June 30, 2007, a total of 8,325,000, or approximately 92.1%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2008.

CWEST MOUNTAIN DISTRESSED DEBT, INC.,

Date	By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)