Form 10-Q
period 2008-09-30
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2008-11-14
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2008

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, October 15, 2008, was 9,040,750.

FORM 10-Q
West Mountain Distressed Debt, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Distressed Debt, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Balance Sheets

		December 31,
	September	2008 (Derived
	30, 2008	from audited
Assets	(unaudited)	statement)
Cash and cash equivalents	$139,083	$51,305
Certificates of deposit	154,773	300,000
Prepaid expenses	4,159	3,870
Property and equipment, net	6,175	8,312
Total assets	$304,190	$363,487

Liabilities and Shareholders' Equity
Liabilities
Accounts payable	$970	$-
Accounts payable, related party	-	13,498
Accrued liabilities	2,495	10,150
Total liabilities	3,465	23,648

Shareholders' equity
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	9,041	9,041
9,040,750 shares issued and outstanding
Additional paid-in-capital	360,174	360,174
Deficit accumulated during development stage	(68,490)	(29,376)
Total shareholders' equity	300,725	339,839
Total liabilities and shareholders' equity	$304,190	$363,487

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Operations

					October 18, 2007
	Three months ended		Nine months ended		(Inception) Through
	September		September		September 30,
	2008	2007	2008	2007	2008

Operating Expenses
Sales, general and administrative expense	$10,682	$-	$46,304	$-	$75,680
Total operating expenses	10,682	-	46,304	-	75,680

Net loss from operations	(10,682)	-	(46,304)	-	(75,680)

Other income(expense)
Other income	1,940	-	7,190	-	7,190
Net loss before income taxes	(8,742)	-	(39,114)	-	(68,490)

Net loss	$(8,742)	$-	$(39,114)	$-	$(68,490)

Basic and diluted loss per share	$(0.00)		$(0.00)
Basic and diluted weighted average common
shares outstanding	9,040,750		9,040,750

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For nine months ended September 30, 2008
(unaudited)

						Deficit
						Accumulated
						Earnings
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-In	Development
	Shares	Value	Shares	Value	Capital	Stage	Total

Balance at December 31, 2007	-	$-	9,040,750	$9,041	$360,174	$(29,376)	$339,839

Net loss, for nine months ending
September 30, 2008	-	-	-	-	-	(39,114)	(39,114)
Balance at September 30, 2008	-	$-	9,040,750	$9,041	$360,174	$(68,490)	$300,725

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			October 18, 2007
	Nine months ended		(Inception) Through
	September		September 30,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(39,114)	$-	$(68,490)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,137	-	2,375
Changes in operating assets and operating liabilities:
Prepaid expenses	(289)	-	(4,159)
Accounts payable and accrued liabilities (note 1)	(20,183)	-	3,465
Net cash (used in) operating activities	(57,449)	-	(66,809)

Cash flows from investing activities:
Payments from property and equipment (note 3)	-	-	(8,550)
Payments for Certificates of deposit	145,227	-	(154,773)
Net cash provided by(used in) operating activities	145,227	-	(163,323)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	369,215
Net cash provided by financing activities	-	-	369,215
Net change in cash	87,778	-	139,083

Cash and cash equivalents, beginning of period	51,305	-	-

Cash and cash equivalents, end of period	$139,083	$-	$139,083

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

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

(2)   Certificates of deposit

In December 2007, the Company invested $300,000 of current cash into Certificates of deposit with maturities ranging from 3 to 6 months.  In May 2008 the Company re-invested in a 6-month certificate of deposit in the amount of $153,133 with Bank A.  For the quarter ended September 30, 2008 the Company recorded $1,640 in interest income.

	Principal	Interest	Maturity	Interest
	Amount	Amount	Date	Rate
Bank A	$153,133	$1,640	Oct 2008	2.40%

In August 2008 the Company re-invested in a 3-month certificate of deposit in the amount of $99,000 with Bank B that has a maturity date of November 2008.  This amount is reported in the cash and cash equivalents line item on the balance sheet.  For the quarter ended September 30, 2008 the Company recorded $298 in interest income.

	Principal	Interest	Maturity	Interest
	Amount	Amount	Date	Rate
Bank B	$99,000	$298	Nov 2008	3.54%

(3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  For the nine months ended September 30, 2008 the Company recorded $2,137 in depreciation expense.  October 18, 2007 (inception) through September 30, 2008 the Company recorded $2,375 in depreciation expense.

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

(6)    Operating Expenses

The total administrative expense recorded on the financials for the quarter ending September 30, 2008 was $10,682 and for the nine months ended September 30, 2008 was $46,304 and for the period October 18, 2007 (inception) through September 30, 2008 was $75,680.  Most of these costs were attributable to professional and contract services.

 (7)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of September 30, 2008 the Company has $97,058 at risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

Results of Operations

The following discussion involves our results of operations for the quarters ended September 30, 2008 and from inception through September 30, 2008.  We had no revenues for the quarter and nine months ended September 30, 2008 and from inception through September 30, 2008.

Selling, general and administrative costs were $10,682 for the quarter ended September 30, 2008, compared to $46,304 for the nine months ended September 30, 2008, and $75,680 from inception through September 30, 2008.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $8,742 for the three months ended September 30, 2008, $39,114 for the nine months ended September 30, 2008, compared to a net loss of $68,490 from inception through September 30, 2008.

Liquidity and Capital Resources

Our cash or cash equivalents on September 30, 2008 were $139,083.

Cash flows used in operating activities was $57,449 for the nine months ended September 30, 2008, compared to $66,809 from our inception on October 13, 2007 through September 30, 2008.

Net cash provided by investing activities was $145,227 for the nine months ended September 30, 2008, compared to net cash used in investing activities of $163,323 from our inception on October 13, 2007 through September 30, 2008. We purchased certificates of deposit during this period.

Cash flows provided by financing activities were $-0- for the nine months ended September 30, 2008, compared to $369,215 from our inception on October 13, 2007 through September 30, 2008.  These cash flows were all related to sales of stock.

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

             We have not generated revenues from our inception. As of September 30, 2008, we had a cash position of $139,083 and an additional $154,773 in certificates of deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

      A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

*  the net asset value of the assets under management to decrease, lowering management fees;

*  lower investment returns, reducing incentive income;

*  material reductions in the value of our fund investments in portfolio companies which reduce our ‘‘surplus’’ and, therefore, our ability to realize incentive income from these investments; and

*  investor redemptions, resulting in lower fees.

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

Of our total outstanding shares as of September 30, 2007, a total of 8,325,000, or approximately 92.1%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2008.

WEST MOUNTAIN DISTRESSED DEBT, INC.,

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)