Form 10-Q
period 2009-03-31
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2009-05-12
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2009

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]    No [ ]

The number of shares outstanding of the registrant's common stock, as of the latest practicable date, April 1, 2009, was 9,040,750.

FORM 10-Q
West Mountain Distressed Debt, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Distressed Debt, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Condensed Balance Sheets
At March 31, 2009 and December 31, 2008

	March 31,	December 31,
Assets	2009	2008
	(unaudited)	(audited)

Cash and cash equivalents (note 1 & note 8)	$282,622	$157,342
Certificates of deposit (note 2)	-	130,440
Prepaid expenses	3,500	3,196
Property and equipment, net of accumulated depreciation	4,750	5,462
of $3,800 (2009) and $3,088 (2008) (note 3)
Total assets	$290,872	$296,440

Liabilities and Shareholders' Equity
Liabilities
Accounts payable	$5,739	$511
Accrued liabilities (note 1)	2,764	8,064
Total liabilities	8,503	8,575

Shareholders' equity (note 5)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	9,041	9,041
9,040,750 shares issued and outstanding
Additional paid-in-capital	360,174	360,174
Deficit accumulated during development stage	(86,846)	(81,350)
Total shareholders' deficit	282,369	287,865
Total liabilities and shareholders' equity	$290,872	$296,440

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the quarters ended March 31, 2009 and 2008 and for the
period October 18, 2007 (inception) through March 31, 2009
(unaudited)
			October 18, 2007
	For the Quarter Ended		(Inception)
	March 31,		through March 31,
	2009	2008	2009

Operating expenses: (note 7)
Sales, general and administrative expenses	$6,733	$22,105	$96,750
Total operating expenses	6,733	22,105	96,750

Net income from operations	(6,733)	(22,105)	(96,750)

Other income/(expense)
Interest income	1,237		9,904
Total other income/(expense)	1,237	-	9,904

Loss before income taxes	(5,496)	(22,105)	(86,846)

Net loss	$(5,496)	$(22,105)	$(86,846)

Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,040,750	9,040,750

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders' Equity
For the period from December 31, 2007 to March 31, 2009
(unaudited)

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance at December 31, 2007	-	$-	9,040,750	$9,041	$360,174	$(29,376)	$339,839

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(51,974)	(51,974)

Balance at December 31, 2008	-	$-	9,040,750	$9,041	$360,174	$(81,350)	$287,865

Net loss, for the quarter ended
March 31, 2009	-	-	-	-	-	(5,496)	(5,496)

Balance at March 31, 2009	-	$-	9,040,750	$9,041	$360,174	$(86,846)	$282,369

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the quarters ended March 31, 2009 and 2008 and for the
period October 18, 2007 (inception) through March 31, 2009
(unaudited)			October 18, 2007
	For the Quarter Ended		(Inception)
	March 31,		through March 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(5,496)	$(22,105)	$(86,846)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	712	712	3,800
Changes in operating assets and operating liabilities:
Prepaid expenses	(304)	(144)	(3,500)
Accounts payable and accrued liabilities (note 1)	(72)	(17,067)	8,503
Net cash (used in) operating activities	(5,160)	(38,604)	(78,043)

Cash flows from investing activities:
Payments from property and equipment (note 3)	-	-	(8,550)
Payments for Certificates of deposit (note 2)	130,440	-	-
Net cash provided by(used in) investing activities	130,440	-	(8,550)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	369,215
Net cash provided by financing activities	-	-	369,215
Net change in cash	125,280	(38,604)	282,622

Cash and cash equivalents, beginning of period	157,342	51,305	-

Cash and cash equivalents, end of period	$282,622	$12,701	$282,622

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income tax	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements

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

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

(2)   Certificates of deposit

In December 2007, the Company invested $200,000, with Bank A, of current cash into a Certificate of deposit that matured in May 08.   In May 2008 the Company re-invested in a 6-month certificate of deposit and then again in October 2008 in the amount of $130,000.  For the quarter ended March 31, 2009 the Company recorded $670 in interest income from Bank A.  As certificate of deposit is highly liquid with an original maturity of 3 months or less it is considered by the Company to be a cash equivalent at March 31, 2009.

In December 2007, the Company invested $100,000, with Bank B, of current cash into a Certificate of deposit that matured in June 08.   Upon maturity of the Certificate of deposit the money was withdrawn and transfer to Bank C.  The Company recorded $-0- in interest income through March 31, 2009 from Bank B.

In August 2008 the Company invested $99,000 in a 3-month certificate of deposit with Bank C.  In November 2008 we re-invested in a 3 month certificate of deposit that matured in February 2009. The Company re-invested in a 3 month certificate of deposit that matures May 2009.  For the quarter ended March 31, 2009 the Company recorded $563 in interest income from Bank C.  As certificate of deposit is highly liquid with an original maturity of 3 months or less it is considered by the Company to be a cash equivalent at March 31, 2009.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements

As of March 31, 2009 the Certificates of deposit are as follows:

	Principal	Interest	Maturity	Interest
	Balance	Earned	Date	Rate

Bank A	$131,110	$670	Apr 2009	2.08%

Bank B	$-0-	$-0-	June 2008

Bank C	$100,593	$563	May 2009	2.50%

(3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  As of March 31, 2009 the Company recorded $712 in depreciation expense.

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

A total of 9,040,750 shares were issued for a total cash price of $369,215.  All of the shares issued are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933.  As of March 31, 2009 the common stock issued and outstanding at par is $9,041 or $0.001 per share.  The amount over and above the $0.001 par value per share is recorded in the additional paid-in capital account in the amount of $360,174.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements

(6)    Operating Expenses

The total administrative expense recorded on the financials for the quarter ending March 31, 2009 was $6,733 and for and for the period October 18, 2007 (inception) through March 31, 2009 was $96,750.  Most of these costs were attributable to professional and contract services.

(7)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of March 31, 2009 the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(8)    Related Parties

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008, which has been extended and is now ended December 31, 2009.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ending March 31, 2009.  As of March 31, 2009 the Company did not have a balance due to Bohemian Companies, LLC.

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

General

Our plan for the twelve months beginning January 1, 2009 is to make a profit by December 31, 2009. We earn income by holding distressed real estate properties for resale at a future date when market conditions are more favorable. We will screen investments with emphasis towards finding opportunities with long term potential. Our company has no prior history of operating as firm in the distressed real estate business.

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
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2009. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

         Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC. that performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008, which has been extended and is now ended December 31, 2009.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ending March 31, 2009.  As of March 31, 2009 the Company did not have a balance due to Bohemian Companies, LLC.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended March 31, 2009, for the quarter ended March 31, 2008 and from inception through March 31, 2009.  We had no revenues for the quarter ended March 31, 2009 and from inception through March 31, 2009.

Operating expenses, consisting primarily of selling, general and administrative costs, were $6,733 for the quarter ended March 31, 2009, compared to $22,105 for the quarter ended March 31, 2008, and $96,750 from inception through March 31, 2009.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net of $5,496 for the quarter ended March 31, 2009, compared to $22,105 for the quarter ended March 31, 2008 and  a net loss of $86,846 from inception through March 31, 2009.

Liquidity and Capital Resources

Our cash or cash equivalents on March 31, 2009 were $282,622.

Cash flows used in operating activities were $5,160 for the three months ended March 31, 2009, compared to $38,604 for the three months ended March 31, 2008. We had $78,043 from our inception on October 13, 2007 through March 31, 2009.

Net cash provided by investing activities was $130,440 for the three months ended March 31, 2009, compared to $-0- for the three months ended March 31, 2008. Net cash used in investing activities was $8,550 from our inception on October 13, 2007 through March 31, 2009.

Cash flows provided by financing activities were $-0- for the three months ended March 31, 2009 and March 31, 2008.  We had $369,215 from our inception on October 13, 2007 through March 31, 2009. These cash flows were all related to sales of stock.

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

Plan of Operation for January 1, 2009 to December 31, 2009

 Our plan for the twelve months beginning January 1, 2009 is to make a profit by December 31, 2009. We earn income by holding distressed real estate properties for resale at a future date when market conditions are more favorable. We will screen investments with emphasis towards finding opportunities with long term potential. Our company has no prior history of operating as firm in the distressed real estate business.

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
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2009. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

Recently Issued Accounting Pronouncements

               In February 2007, the FASB issued FASB Statement 159-The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No 115.  This allows a company to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on the elected items will be reported at each subsequent reporting date.  The Company’s fees that are recognized on a monthly basis will depend on the fair market valuation of the assets that are being managed for other companies.  We have adopted this valuation method and as of March 31, 2009 it has not had a material effect on our financial statements.

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

             We have not generated revenues from our inception. As of March 31, 2009, we had a cash position of $282,622. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2009.

WEST MOUNTAIN DISTRESSED DEBT, INC.,

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)