Form 10-Q
period 2009-09-30
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2009-11-16
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2009

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

(970) 212-4770
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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 10, 2009, was 9,040,750.

FORM 10-Q
WestMountain Distressed Debt, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Balance Sheets (Unaudited) at September 30, 2009 and December 31, 2008	3

Condensed Statements of Operations (Unaudited) for the quarters ended September 3, 2009 and 2008 , for the nine months ended September 30, 2009 and 2008 and for the period October 18, 2007 (inception) through September 30, 2009	4

Condensed Statement of Shareholders’ Equity (Unaudited) for the period from December 31, 2007 through September 30, 2009	5

Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2009 and 2008 and for the period October 18, 2007 (inception) through September 30, 2009	6

Notes to the Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

Item 4T. Controls and Procedures	13

PART II OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Distressed Debt, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Condensed Balance Sheets
At September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Cash and cash equivalents (note 1 and note 8)	$128,436	$157,342
Certificates of deposit (note 2)	131,971	130,440
Prepaid expenses	3,887	3,196
Property and equipment, net (note 3)	3,588	5,462
Total assets	$267,882	$296,440

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$2,078	$511
Accrued liabilities	3,280	8,064
Total liabilities	5,358	8,575

Shareholders' equity: (note 5)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	9,041	9,041
9,040,750 shares issued and outstanding
Additional paid-in-capital	360,174	360,174
Deficit accumulated during development stage	(106,691)	(81,350)
Total shareholders' equity	262,524	287,865
Total liabilities and shareholders' equity	$267,882	$296,440

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the quarters ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008 and for the
period October 18, 2007 (inception) through September 30, 2009
(unaudited)

					October 18, 2007
					(Inception)
	For the three months ended September 30,		For the nine months ended September 30,		Through September 30,
	2009	2008	2009	2008	2009

Operating expenses (note 7)
Sales, general and administrative expense	$8,788	$10,682	$28,549	$46,304	$118,567
Total operating expenses	8,788	10,682	28,549	46,304	118,567

Net loss from operations	(8,788)	(10,682)	(28,549)	(46,304)	(118,567)

Other income/(expense)
Interest income	689	1,940	3,208	7,190	11,876
Total other income/(expense)	(8,099)	(8,742)	(25,341)	(39,114)	(106,691)

Net loss	$(8,099)	$(8,742)	$(25,341)	$(39,114)	$(106,691)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,040,750	9,040,750	9,040,750	9,040,750

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For the period from December 31, 2007 through September 30, 2009
(unaudited)						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total

Balance at December 31, 2007	-	$-	9,040,750	$9,041	$360,174	$(29,376)	$339,839

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(51,974)	(51,974)

Balance at December 31, 2008	-	$-	9,040,750	$9,041	$360,174	$(81,350)	$287,865

Net loss, for the nine months
ended September 30, 2009	-	-	-	-	-	(25,341)	(25,341)

Balance at September 30, 2009	-	$-	9,040,750	$9,041	$360,174	$(106,691)	$262,524

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008 and for the period October 18, 2007 (inception) through September 30, 2009
(unaudited)
	For the nine months ended September 30,		October 18, 2007 (Inception) Through September 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(25,341)	$(39,114)	$(106,691)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,152	2,137	5,240
Changes in operating assets and operating liabilities:
Prepaid expenses	(691)	(289)	(3,887)
Accounts payable and accrued liabilities (note 1)	$(3,217)	(20,183)	5,358
Net cash (used in) operating activities	(27,097)	(57,449)	(99,980)

Cash flows from investing activities:
Purchases from property and equipment (note 3)	(278)	-	(8,828)
Proceed from and payments for Certificates of deposit (note 2)	(1,531)	145,227	(131,971)
Net cash (used in) provided by investing activities	(1,809)	145,227	(140,799)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	369,215
Net cash provided by financing activities	-	-	369,215
Net change in cash	28,906	87,778	128,436

Cash and cash equivalents, beginning of period	157,342	51,305	-

Cash and cash equivalents, end of period	$128,436	$139,083	$128,436

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

 Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  At September 30, 2009 there was $128,436 in cash equivalents.

(2)   Certificates of Deposit

In December 2007, the Company invested $200,000, of current cash into a certificate of deposit with Bank A.  Since that time, we have continued to reinvest principal and interest in six month certificates of deposit.  The current certificate has an interest rate of 1.15% and matures October 2009. As of September 30, 2009, the principal and interest balance is $131,971.

In December 2007, the Company invested $100,000, of current cash into a certificate of deposit with Bank B that matured in June 2008.   Upon maturity of the certificate of deposit, the money was withdrawn and transfer to Bank C.

In August 2008, the Company invested $99,000 in a three month certificate of deposit with Bank C.  Since that time, we have re-invested principal and interest in three-month and six-month certificates of deposit.  The current certificate of deposit is a three-month term with an interest rate of 1.00% and a maturity date of January 2010.  As of September 30, 2009, the principal and interest balance is $101,696.  As this certificate of deposit is highly liquid with an original maturity of three months or less, it is considered by the Company to be a cash equivalent at September 30, 2009.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

(3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  For the quarter ended September 30, 2009, we purchased $279 additional software for our Sarbanes-Oxley software program.  The Company recorded depreciation expense of $788 for the quarter ended September 30, 2009, $2,152 for the nine months ended September 30, 2009 and $5,240 in depreciation expense for the period of October 18, 2007 (inception) through September 30, 2009.

 (4)   Income Taxes

The Company records its income taxes in accordance with Accounting Standards Codification (ASC") ASC-740 “Accounting for Income Taxes”.  The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

 (5)    Stockholders Equity

On November 19, 2007, the Company sold 290,000 shares of its common stock for $290 or $0.001 per share.

On November 20, 2007, the Company sold 235,000 shares of its common stock for $2,350 or $0.01 per share.

On November 28, 2007, the Company sold 8,050,000 shares of its common stock to WestMountain Red, LLC, an affiliate, for a cash price of $320,000 or $0.04 per share.  The stock transaction made WestMountain Red, LLC the Company’s majority shareholder.

On November 30, 2007, the Company sold 465,750 shares of its common stock for $46,575 or $0.10 per share.  The stock sale was made in reliance on an exemption from registration of a trade in the United States under Rule 504 and/or Section 4(6) of the Act.  The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.

A total of 9,040,750 shares were issued for a total cash price of $369,215.  All of the shares issued are considered to be “restricted stock” as defined in Rule 144 promulgated under the Securities Act of 1933.  As of June 30, 2009, the common stock issued and outstanding at par is $9,041 or $0.001 per share.  The amount over and above the $0.001 par value per share is recorded in the additional paid-in capital account in the amount of $360,174.

(6)    Related Parties

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement was initially for the term of one year, ending December 31, 2008, but has been extended and now matures on December 31, 2009.  Total expenses incurred with Bohemian Companies were $3,000 for the quarters ended September 30, 2009 and 2008.  From October 17, 2007 (inception) through September 30, 2009, related fees were $31,000.  As of September 30, 2009, the Company did not have a balance due to Bohemian Companies, LLC.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)

(7)    Operating Expenses

The total operating expense recorded on the financials was $8,788 and $28,549 for the quarter and nine months ended September 30, 2009.  For the period October 18, 2007 (inception) through September 30, 2009, operating expenses was $118,567.  The majority of these costs were attributable to professional and contract services.

(8)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of September 30, 2009, the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

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

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;
2.	Continue to seek alternative and acceptable sources of capital;
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.
            Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2009. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

           Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2008, which has been extended and is now ended December 31, 2009.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ending September 30, 2009.  As of September 30, 2009 the Company did not have a balance due to Bohemian Companies, LLC.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarters ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and 2008.  We had no revenues for the quarters and nine months ended September 30, 2009 and 2008.

Selling, general and administrative costs were $8,788 for the quarter ended September 30, 2009, compared to $10,682 for the quarter ended September 30, 2008. Selling, general and administrative costs were $28,549 for the nine months ended September 30, 2009, compared to $46,304 for the nine months ended September 30, 2008.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $8,099 for the three months ended September 30, 2009, compared to a net loss of $8,742 for the three months ended September 30, 2008.  We had a net loss of $25,341 for the nine months ended September 30, 2009, compared to a net loss of $39,114 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Our cash or cash equivalents on September 30, 2009 was $128,436, compared to cash or cash equivalentson September 30, 2008 of $157,342.   As of September 30, 2009, we had $131,971 in certificates of deposit compared to $130,440 as of  September 30, 2008.

Cash flows used in operating activities was $27,096 for the nine months ended September 30, 2009, compared to cash flows used in operating activities of $57,449 for the nine months ended September 30, 2008.

Net cash used in investing activities was $1,809 for the nine months ended September 30, 2009, compared to net cash provided by investing activities was $145,227 for the nine months ended September 30, 2008. We purchased certificates of deposit during this period.

There were no cash flows provided by or used in financing activities for the nine months ended September 30, 2009 and 2008.

Over the next twelve months we do not expect any material capital costs in our operations. We plan to buy office equipment to be used in our operations.

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

Recently Issued Accounting Pronouncements

As codified under Accounting Standards Codification (“ASC”) ASC-820, “Fair Value Measurements and Disclosure” (formerly Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements”) fair value is based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC-820 establishes a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating results. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

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

      Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to be approximately $40,000 for the fiscal year ending December 31, 2009. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

             We have not generated revenues from our inception. As of September 30, 2009, we had a cash position of $128,436.  We anticipate that operating costs will be approximately $40,000 for the fiscal year ending December 31, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

             A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

•	the net asset value of the assets under management to decrease, lowering management fees;

•·	lower investment returns, reducing incentive income;

•·	material reductions in the value of our fund investments in portfolio companies which reduce our ‘‘surplus’’ and, therefore, our ability to realize incentive income from these investments; and

•·	investor redemptions, resulting in lower fees.

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

We have limited experience as a public company.

We have only operated as a public company since 2008. Thus, we have limited experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

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

There has been, and continues to be, no public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

•	changes in market valuations of other companies, particularly those that market services such as ours;

•	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of product enhancements that reduce the need for the products our projects may develop;

•	departures of key personnel
.
Of our total outstanding shares as of September 30, 2009, a total of 8,325,000, or approximately 92.1%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal quarter ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 16, 2009.

WEST MOUNTAIN DISTRESSED DEBT, INC.,

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)