Form 10-K
period 2009-12-31
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2010-03-16
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2009

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

Common Stock $0.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []  No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: the registrant’s securities did not trade in a public venue as of the last business day of the registrant’s most recently completed second fiscal quarter. Based upon the last sales of its common stock, the aggregate market value of the voting and non-voting common equity held by non-affiliates approximately $991,000.

FORM 10-K

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

             We plan to operate out of one office in Colorado. We have no specific plans at this point for additional offices. On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2010.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;
2.	Continue to seek alternative and acceptable sources of capital;
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2010. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Operations

At the present time, we operate from one location in Fort Collins, Colorado. Our plan is to make our operation profitable by December 31, 2010. We estimate that we must generate approximately $50,000 in revenues per year to be profitable.

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

      Over the past several years, the size and number of companies such as ours has continued to increase. If this trend continues, it is possible that it will become increasingly difficult for us to raise funds to manage. More significantly, the allocation of increasing amounts of capital to alternative investment strategies by institutional and individual investors may lead to a reduction in profitable investment opportunities, including by driving prices for investments higher and increasing the difficulty of achieving targeted returns. In addition, if interest rates were to rise or there were to be a prolonged bull market in equities, the attractiveness of our funds relative to investments in other investment products could decrease. Competition is based on a variety of factors, including:

➢	investment performance;

➢	investor perception of investment managers’ drive, focus and alignment of interest;

➢	quality of service provided to and duration of relationship with investors;

➢	business reputation; and

➢	level of fees and expenses charged for services.

      We compete in all aspects of our business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks:

➢	investors may develop concerns that we will allow a business to grow to the detriment of its performance;
➢
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

➢
there are relatively few barriers to entry impeding new private equity and hedge fund management firms, and the successful efforts of new entrants into our various lines of business, including former ‘‘star’’ portfolio managers at large diversified financial institutions as well as such institutions themselves, will continue to result in increased competition; and

➢	other industry participants continuously seek to recruit our best and brightest investment professionals away from us.

These and other factors could reduce our earnings and revenues and materially adversely affect our business.

Backlog

At December 31, 2010, we had no backlogs.

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

Our investor relations department can be contacted at our principal executive office located at our principal office, 123 North College Avenue, Ste 200, Fort Collins, Colorado 80524.  Our telephone number is (970) 212-4770.

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

      For our audit dated December 31, 2009, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

♦	our ability to find suitable investments; and

♦	our ability to generate revenues.

      Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $60,000 and $100,000 for the fiscal year ending December 31, 2010. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

             We have not generated revenues from our inception. As of December 31, 2009, we had a cash position of $16,102and an additional $224,224 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2010. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

Our future success depends, in large part, on the continued service of our President and Treasurer and the continued financing of WestMountain Red, LLC.

            We depend almost entirely on the efforts and continued employment of Mr. Klemsz, our President and Treasurer. Mr. Klemsz is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, WestMountain Red, LLC, is our only source of financing. We do not have an employment contract with Mr. Klemsz, and we do not carry key person insurance on his life. The loss of the services of Mr. Klemsz through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as Mr. Klemsz and a financing source to replace WestMountain Red, LLC.

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

      A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

•	The value of our investments to decrease;

•	lower investment returns, reducing incentive income; and

•	material reductions in the value of our ownership in investments.

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

          We have only operated as a public company since December, 2009. We trade on the OTC Bulletin Board under the trading symbol WMDS. Thus, we have limited experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

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

Our stock has a limited public trading market and there is no guarantee a trading market will ever develop for our securities.

There has been, and continues to be, a limited public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

*	actual or anticipated fluctuations in our operating results;

*	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

*	changes in market valuations of other companies, particularly those that market services such as ours;

*	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

*	introduction of product enhancements that reduce the need for the products our projects may develop;

*	departures of key personnel.

Of our total outstanding shares as of December 31, 2009, a total of 8,325,000, or approximately 92.1%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

 ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 123 North College Avenue, Ste 200, Fort Collins, Colorado 80524, and our telephone number is (970) 212-4770. Our initial office is leased from an unaffiliated third party under a monthly lease at the rate of $164 per month.  We own no real estate nor have plans to acquire any real estate.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2009, there were sixty-four record holders of our common stock and there were 9,040,750 shares of our common stock outstanding.

Market Information

A limited public market currently exists for shares of our common stock. We began trading on the Over-the-Counter Bulletin Board under the trading symbol WMDS in January, 2010.

  On February 22, 2010, the closing bid price of our common stock in the OTC Bulletin Board was $1.01 per share and we had no trading volume that day.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
●
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

●	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;
●	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Results of Operations

From our inception on October 18, 2007 through December 31, 2009, we generated no revenue. As a result we have no operating history upon which to evaluate our business. We had a net loss of $135,540 for this period.  For the year ended December 31, 2009 we recorded a net loss of $54,190.  For the year ended December 31, 2008 we recorded a net loss of $51,974.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop distressed real estate investments and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the period from our inception on October 18, 2007 through December 31, 2009, was $147,985. We recorded $57,968 in general and administrative expenses for the year ended December 31, 2009.  We recorded $60,641 in general and administrative expenses for the year ended December 31, 2008.  The major components of general and administrative expenses include professional fees (legal and accounting).

We currently have no revenue but continue to develop our plan.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, WestMountain Red, LLC has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

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

Liquidity and Capital Resources

As of December 31, 2009, we had cash of $16,102.

Net cash used in operating activities was $47,053 for the fiscal year ended December 31, 2009 compared to net cash used in operating activities of $63,523 for the fiscal year ended December 31, 2008.  Net cash used in operating activities was $119,937 from our inception on October 18, 2007 through December 31, 2009.

Cash flows used in investing activities were $94,187 for the fiscal year ended December 31, 2009 compared to net cash provided by investing activities of $169,560 for the fiscal year ended December 31, 2008.  We purchase certificates of deposit that have terms from three to six months. All three month term certificates are considered a cash equivalent.  As of the end of 2008, we held one certificate that had a term greater than 3 months whereas the end of 2009 we held two certificates greater than three months.  Cash flows used in investing activities were $233,176 from our inception on October 18, 2007 through December 31, 2009. We purchased certificates of deposit in the amount of $224,224 during this period.

There were no cash flows used or provided by financing activities for the fiscal year ended December 31, 2009 and 2008.  Cash flows provided by financing activities were $369,215 from our inception on October 18, 2007 through December 31, 2009.  These cash flows were all related to sales of stock.

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

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 1 to our financial statements as included in this prospectus. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

We adopted ASC 105 – “Statement of Financial Accounting”, formerly FASB 168, which were changes issued by Financial Accounting Standards Board ("FASB") to the authoritative hierarchy of generally accepted accounting principles in the United States ("GAAP").  These changes established the FASB Accounting Standards Codification™  ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standard Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

We adopt changes issued by ASC 855 – “Subsequent Events”, formerly FASB 165, which established principles and requirements for stating subsequent events. A subsequent event consists of events that provide additional information of a condition that is already being reported or of an event that does not exist as the balance sheet date.  Certain events must be disclosed so as to not have financial statements that are misleading. Management will evaluate and determine the potential disclosure of the event(s) through the date the financial statements are issued.

We continue to evaluate the impact of ASC 805 – “Business Combinations”, formerly SFAS No. 141 (R), which we adopted at the beginning of the 2009 fiscal year. This ASC provides guidance on measuring the fair value of particular identifiable assets and noncontrolling interest.  To date the Company has not recorded any transaction that has been impacted by ASC 805 but we will continue to disclose this ASC for any future potential event that may occur.

The Company accounts for income taxes under the provisions of ASC 740 – “Accounting for Income Taxes”, formerly SFAS 109 and FIN 48.  ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company’s consolidated financial position, operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	18

Balance Sheets at December 31, 2009 and 2008	19

Statements of Operations for the year ended December 31, 2009 and December 31, 2008, and for the period from October 18, 2007 (inception) through December 31, 2009	20

Statement of Changes in Shareholders’ Equity for the period from October 18, 2007 (inception) through December 31, 2009	21

Statements of Cash Flows for the year ended December 31, 2009 and December 31, 2008, and for the period from October 18, 2007 (inception) through December 31, 2009	22

Notes to Financial Statements	23

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
WestMountain Distressed Debt, Inc.

We have audited the accompanying balance sheets of WestMountain Distressed Debt, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008, and the period from October 18, 2007 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Distressed Debt, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and the period from October 18, 2007 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company incurred a net loss of $54,190 for 2009 and has incurred substantial net losses since inception.  The Company is also in the development stage with a limited operating history.  These factors and others discussed in Note 1 raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
March 15, 2010

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Balance Sheets
At December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008

Assets
Cash and cash equivalents (note 1 and note 8)	$16,102	$157,342
Certificates of deposit (note 2)	224,224	130,440
Prepaid expenses	3,183	3,196
Property and equipment, net (note 3)	2,966	5,462
Total assets	$246,475	$296,440

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$-	$511
Indebtedness to related parties (note 6)	800	-
Accrued liabilities	12,000	8,064
Total liabilities	12,800	8,575

Shareholders' equity: (note 5)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	9,041	9,041
9,040,750 shares issued and outstanding December 31, 2009
9,040,750 shares issued and outstanding December 31, 2008
Additional paid-in-capital	360,174	360,174
Deficit accumulated during development stage	(135,540)	(81,350)
Total shareholders' equity	233,675	287,865
Total liabilities and shareholders' equity	$246,475	$296,440

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Operations
For the year ended December 31, 2009 and 2008 and for the
period October 18, 2007 (inception) through December 31, 2009

			October 18, 2007
	For the year ended		(Inception) To
	December 31,		December 31,
	2009	2008	2009

Operating expenses (note 7)
Sales, general and administrative expense	$57,968	$60,641	$147,985
Total operating expenses	57,968	60,641	147,985

Net loss from operations	(57,968)	(60,641)	(147,985)

Other income/(expense)
Interest income	3,778	8,667	12,445
Net loss before income taxes	(54,190)	(51,974)	(135,540)
Provision for income taxes (Note 4)	-	-	-

Net loss	$(54,190)	$(51,974)	$(135,540)

Basic and diluted loss per share	$(0.01)	$(0.01)
Basic and diluted weighted average common
shares outstanding	9,040,750	9,040,750

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For the period from October 18, 2007 (inception) through December 31, 2009
						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total

Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-

November 19, 2007 common stock shares sold
at $0.001 per share	-	-	290,000	290	-	-	290

November 20, 2007 common stock shares sold
at $0.01 per share	-	-	235,000	235	2,115	-	2,350

November 28, 2007 common stock shares sold
at $0.04 per share	-	-	8,050,000	8,050	311,950	-	320,000

November 30, 2007 common stock shares sold
at $0.10 per share	-	-	465,750	466	46,109	-	46,575

Net loss, October 18, 2007 (inception) through	-	-	-	-	-	(29,376)	(29,376)
December 31, 2007

Balance at December 31, 2007	-	$-	9,040,750	$9,041	$360,174	$(29,376)	$339,839

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(51,974)	(51,974)

Balance at December 31, 2008	-	$-	9,040,750	$9,041	$360,174	$(81,350)	$287,865

Net loss, for the year ended
December 31, 2009	-	-	-	-	-	(54,190)	(54,190)

Balance at December 31, 2009	-	$-	9,040,750	$9,041	$360,174	$(135,540)	$233,675

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the year ended December 31, 2009 and 2008 and for the
period October 18, 2007 (inception) through December 31, 2009
			October 18, 2007
	For the year ended		(Inception) To
	December 31,		December 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(54,190)	$(51,974)	$(135,540)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,899	2,850	5,986
Changes in operating assets and operating liabilities:
Prepaid expenses	13	674	(3,183)
Accounts payable and accrued liabilities (note 1)	$4,225	(15,073)	12,800
Net cash (used in) operating activities	(47,053)	(63,523)	(119,937)

Cash flows from investing activities:
Purchases from property and equipment (note 3)	(403)	-	(8,952)
Proceed from and payments for Certificates of deposit (note 2)	(93,784)	169,560	(224,224)
Net cash (used in) provided by investing activities	(94,187)	169,560	(233,176)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	369,215
Net cash provided by financing activities	-	-	369,215

Net change in cash	(141,240)	106,037	16,102

Cash and cash equivalents, beginning of period	157,342	51,305	-

Cash and cash equivalents, end of period	$16,102	$157,342	$16,102

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

The Company is a development stage enterprise in accordance with ASC 915 - “Accounting and Reporting by Development Stage Enterprises”, formerly SFAS No. 7.  The Company’s plan is to act as an acquirer of real estate assets that are being sold at a discount to the original purchase price.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of December 31, 2009 and December 31, 2008 there were no cash equivalents.

Fair Value of Financial Instruments
ASC subtopic 825-10 requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, certificates of deposit, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

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

Loss per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2009 and December 31, 2008, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financials

Income Taxes
The Company accounts for income taxes under the provisions of ASC 740 – “Accounting for Income Taxes”, formerly SFAS 109 and FIN 48.  ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax year 2007 remains open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

Subsequent Events
We adopted changes issued by ASC 855-10 “Subsequent Events”, formerly SFAS No. 165, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.   In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 15, 2010, which is the date the financial statements were issued. No reportable subsequent events were noted.

Fiscal Year-end
The Company operates on a December 31 year-end.

(2)   Certificates of deposit

The company has made it a policy to invest funds over and above the operating expenses in certificates of deposit.  The terms on the certificates have ranged from three to six months.  In June 2008 we switch from Bank B to Bank C.  Currently we have deposit accounts set up in Bank A and Bank B.  Each of the balances are covered through the banks’ FDIC insurance.

As of December 31, 2009 the Certificates of deposit are as follows:

	Principal	Interest	Maturity	Interest
	Balance	Earned	Date	Rate
Bank A	$132,216	$121	Apr 2010	.55%

Bank B	$-0-	$2,117	June 2008

Bank C	$92,008	$312	Jan 2010	1.00%

(3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  We recorded an additional $402 in capitalized software in 2009.  For the year ended

December 31, 2009 the Company recorded $2,899 in depreciation expense and $2,850 for the year ended December 31, 2008.  October 18, 2007 (inception) to December 31, 2009 the Company recorded $5,986 in depreciation expense.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financials

(4)  Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 – “Accounting for Income Taxes”, formerly SFAS 109 and FIN 48. ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The provision of income taxes consists of the following:

	For the years ended
	December 31,
	2009	2008

Loss before income taxes	$(54.190)	$(51,974)
Current payable	-	-
Deferred income tax benefit	25,665	15,408
Adjustment of beginning of period valuation	(25,665)	(15,408)
allowance for deferred tax assets
Income tax expense, net, reported in the	$-	$-
accompanying statement of operations

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The deferred tax asset and related valuation allowance increased by $10,262 and $9,844 for the years ended
December 31, 2009 and December 31, 2008. As of December 31, 2009 and 2008, the components of the net deferred tax assets/(liabilities) are as follows:

	For the years ended
	December 31,
	2009	2008
Net operating loss carry forwards	$24,630	$14,387
Depreciation/amortization of other	1,035	1,021
Total	25,665	15,408
Valuation allowance	(25,665)	(15,408)
Net deferred income taxes	$-	$-

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows:

	For the years ended
	December 31,
	2009	2008
US statutory federal rate	15.00%	15.00%
State income tax rate, net of federal benefit	3.94%	3.94%
Change in valuation allowance	-18.94%	-18.94%
Effective tax rate	0.00%	0.00%

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financials

As of December 31, 2009 and 2008 the Company had US federal and state net operating loss carry forwards of approximately $130,073 and $75,959, respectively, which may be available to offset future federal and state income tax liabilities.  These carry forwards are subject to review by the internal revenue service and if allowed may be offset against taxable income through 2029.  A portion of the net operating loss carryovers begin expiring in 2027.

The Company accounts for income taxes under the provisions of ASC 740 – “Accounting for Income Taxes”, formerly SFAS 109 and FIN 48.  ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax years 2007 & 2008 remain open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

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

(6)    Related Parties

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control.  Mr. Klemsz, our President, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007.  Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian Companies, LLC, related party transactions.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financials

(6)    Related Parties (continued)

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC, to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2010. Total expenses incurred with Bohemian Companies were $12,000 for the year ending December 31, 2009.  As of December 31, 2009 the Company did not have a balance due to Bohemian Companies, LLC.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc on October 15, 2009 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2009 an accrual of $800 has been recorded for unpaid services.

(7)    Operating Expenses

The total administrative expense recorded on the financials for the years ending December 31, 2009 and 2008 were $57,968 and $60,641 respectively and for the period October 18, 2007 (inception) through December 31, 2008 was $147,985.  Most of these costs were attributable to professional and contract services.

(8)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2009 the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(9)    Subsequent Events

No reportable subsequent events were noted.

 ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2009.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2009.

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian L. Klemsz	51	President, Treasurer, Director
Joni K Troska	50	Secretary

Mr. Klemsz has been the Company’s President, Treasurer, and sole Director since our inception. Since March, 2007, he has been the Chief Investment Officer of BOCO Investments, LLC.  He was President and Chief Investment Officer for GDBA Investments, LLLP, a private investment partnership from May, 2000 until February, 2007. He is currently also the President, Secretary-Treasurer, and sole Director of WestMountain Alternative Energy, Inc., WestMountain Asset Management, Inc., and WestMountain Index Advisor, Inc., which are public companies.. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

Ms. Troska has been the Company’s Secretary since October, 2009. She has been corporate Secretary of CapTerra Financial Group, Inc.(“CPTA”), a public company, since January 20, 2009. As of August 2009 she was appointed Treasurer and Chief Financial Officer of CPTA.  Prior to 2009 she was Secretary-Treasurer from its inception in April, 2003 until 2005. She started SP Business Solutions, a business consulting service, in April, 2002. Prior to that period, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado.  While employed by Advanced Energy, she obtained her business degree in July 2001.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 11. EXECUTIVE COMPENSATION

Our officers and director do not receive any direct compensation for their services rendered to us, nor have they received such compensation in the past.  We have no plans to pay any compensation to our officer and director in the future.

We have entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for us.  The owner, Ms. Joni Troska, was appointed our corporate Secretary on October 15, 2009 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2009 an accrual of $800 has been recorded for unpaid services. Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officers or director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2009, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,040,750 common shares were issued and outstanding as of December 31, 2009.

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
   (3) Mr. Klemsz owns 16.8% of WestMountain Red, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. We receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement is for the term of one year, ending December 31, 2009, which has been extended and is now ended December 31, 2010.  Total expenses incurred with Bohemian Companies were $12,000 for the year ending December 31, 2009 and $22,000 for the year ending December 31, 2008.  As of December 31, 2009 the Company did not have a balance due to Bohemian Companies, LLC.

We have entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for us.  The owner, Ms. Joni Troska, was appointed our corporate Secretary on October 15, 2009 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2009 an accrual of $800 has been recorded for unpaid services. Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Cordovano and Honeck LLP, Certified Public Accountants, billed an aggregate of $7,409 for the year ended December 31, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $7,288 for the year ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
          ** Previously filed with Form 10-KSB Registration Statement, February 29, 2008

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2010.

WESTMOUNTAIN DISTRESSED DEBT, INC.

By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 16, 2010	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director