Form 10-Q
period 2010-03-31
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2010-05-17
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 31, 2010, was 9,040,750.

FORM 10-Q
West Mountain Distressed Debt, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Balance Sheets at March 31, 2010 (Unaudited) and December 31, 2009	3

Statements of Operations (Unaudited) for the three months ended March 31, 2010 and 2009 and for the period October 18, 2007 (inception) through March 31, 2010	4

Statement of Changes in Shareholders’ Equity (Unaudited) for the period October 18, 2007 (inception) through March 31, 2010	5

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2010 and 2009 and for the period October 18, 2007 (inception) through March 31, 2010	6

Notes to the Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

Item 4T. Controls and Procedures	13

PART II OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Distressed Debt, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and cash equivalents (note 1 and note 8)	$20,615	$16,102
Certificates of deposit (note 2)	209,570	224,224
Prepaid expenses	5,357	3,183
Property and equipment, net (note 3)	3,102	2,966
Total assets	$238,644	$246,475

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$7,495	$-
Indebtedness to related parties (note 6)	3,800	800
Accrued liabilities	2,700	12,000
Total liabilities	13,995	12,800

Shareholders' equity: (note 5)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding for 2010 and 2009
Common stock, $.001 par value; 50,000,000 shares authorized,	9,041	9,041
9,040,750 shares issued and outstanding 2010 and 2009
Additional paid-in-capital	360,174	360,174
Deficit accumulated during development stage	(144,566)	(135,540)
Total shareholders' equity	224,649	233,675
Total liabilities and shareholders' equity	$238,644	$246,475

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Operations
For the quarters ended March 31, 2010 and 2009 and for the
period October 18, 2007 (inception) through March 31, 2010
(unaudited)
	For the quarters ended March 31,		October 18, 2007 (Inception) Through March 31,
	2010	2009	2010

Operating expenses (note 7)
Sales, general and administrative expense	$9,384	$6,733	$157,369
Total operating expenses	9,384	6,733	157,369

Net loss from operations	(9,384)	(6,733)	(157,369)

Other income/(expense)
Interest income	358	1,237	12,803
Net loss before income taxes	(9,026)	(5,496)	(144,566)

Provision for income taxes (note 4)	-	-	-
Net loss	$(9,026)	$(5,496)	$(144,566)

Basic and diluted loss per share	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,040,750	9,040,750

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For the period October 18, 2007 (inception) through March 31, 2010
(unaudited)

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total

Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-

November 19, 2007 common stock shares sold
at $0.001 per share	-	-	290,000	290	-	-	290

November 20, 2007 common stock shares sold
at $0.01 per share	-	-	235,000	235	2,115	-	2,350

November 28, 2007 common stock shares sold
at $0.04 per share	-	-	8,050,000	8,050	311,950	-	320,000

November 30, 2007 common stock shares sold
at $0.10 per share	-	-	465,750	466	46,109	-	46,575

Net loss, October 18, 2007 (inception) through	-	-	-	-	-	(29,376)	(29,376)
December 31, 2007

Balance at December 31, 2007	-	-	9,040,750	9,041	360,174	(29,376)	339,839

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(51,974)	(51,974)

Balance at December 31, 2008	-	-	9,040,750	9,041	360,174	(81,350)	287,865

Net loss, for the year ended
December 31, 2009	-	-	-	-	-	(54,190)	(54,190)

Balance at December 31, 2009	-	-	9,040,750	9,041	360,174	(135,540)	233,675

Net loss, for the quarter ended
March 31, 2010	-	-	-	-	-	(9,026)	(9,026)

Balance at March 31, 2010	-	$-	9,040,750	$9,041	$360,174	$(144,566)	$224,649

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the quarters ended March 31, 2010 and 2009 and for the
period October 18, 2007 (inception) through March 31, 2010
(unaudited)

	For the quarters ended March 31,		October 18, 2007 (Inception) Through March 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(9,026)	$(5,496)	$(144,566)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation (note 3)	798	712	6,784
Changes in operating assets and operating liabilities:
Prepaid expenses	(2,174)	(304)	(5,357)
Accounts payable and accrued liabilities	1,195	(72)	13,995
Net cash (used in) operating activities	(9,207)	(5,160)	(129,144)

Cash flows from investing activities:
Purchases from property and equipment (note 3)	(934)	-	(9,886)
Proceed from and payments for certificates of deposit (note 2)	14,654	130,440	(209,570)
Net cash (used in) provided by investing activities	13,720	130,440	(219,456)

Cash flows from financing activities:
Proceeds from sale of common stock (note 5)	-	-	369,215
Net cash provided by financing activities	-	-	369,215

Net change in cash	4,513	125,280	20,615

Cash and cash equivalents, beginning of period	16,102	157,342	-

Cash and cash equivalents, end of period	$20,615	$282,622	$20,615

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of March 31, 2010 and December 31, 2009 there were no cash equivalents.

(2)   Certificates of Deposit

The company has made it a policy to invest funds over and above the operating expenses in certificates of deposit.  The terms on the certificates have ranged from three to six months.  In June 2008 we switch from Bank B to Bank C.  Currently we have deposit accounts set up in Bank A and Bank C.  Each of the balances is covered through the banks’ FDIC insurance.

As of March 31, 2010 the Certificates of deposit are as follows:

	Principal	Interest	Maturity	Interest
	Balance	Earned	Date	Rate

Bank A	132,396	179	Apr-10	0.55%

Bank C	77,174	167	Jul-10	0.50%

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financials

(3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a value of $8,550.  During the third quarter of 2009, we purchased $402 of additional software for our Sarbanes-Oxley software program.  In February 2010 we purchased an additional computer in the amount of $935. The Company recorded depreciation expense of $798 for the quarter ended March 31, 2010 and $712 for the quarter ended March 31, 2009.  Depreciation expense for the period of November 13, 2007 (inception) through March 31, 2010 was $6,784.

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

There were no changes in common stock and additional paid in capital for the quarters ended March 31, 2010 and 2009.

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

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financials

We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2010. Total expenses incurred with Bohemian Companies were $3,000 each for the quarters ending March 31, 2010 and 2009.  As of March 31, 2010 the Company had a balance due to Bohemian Companies, LLC of $3,000.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc on October 15, 2009, and is considered to be a related party.  As of March 31, 2010 an accrual of $800 has been recorded for unpaid services.

(7)    Operating Expenses

The total administrative expense recorded on the financials for the quarter ended March 31, 2010 was $9,384.  For the quarter ended March 31, 2009 it was $6,733 and for the period October 18, 2007 (inception) through March 31, 2010 it was $157,369.  The majority of the costs was attributable to professional and contract services.

(8)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of March 31, 2010 the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

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

General

Our plan for the twelve months beginning January 1, 2010 is to make a profit by December 31, 2010. We earn income by holding distressed real estate properties for resale at a future date when market conditions are more favorable. We will screen investments with emphasis towards finding opportunities with long term potential. Our company has no prior history of operating as firm in the distressed real estate business.

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
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2010. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2010.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ending March 31, 2010.  As of March 31, 2010 the Company had a balance due to Bohemian Companies, LLC of $3,000.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended March 31, 2010, for the quarter ended March 31, 2009 and for inception through March 31, 2010.  We had no revenues for the quarter ended March 31, 2010 or 2009 and for October 18, 2007 (inception) through March 31, 2010.

Operating expenses, consisting primarily of selling, general and administrative costs, were $9,384 for the quarter ended March 31, 2010, compared to $6,733 for the quarter ended March 31, 2009, and $157,369 from inception through March 31, 2010.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $9,026 for the quarter ended March 31, 2010, compared to $5,496 for the quarter ended March 31, 2009 and a net loss of $144,566 from October 18, 2007 (inception) through March 31, 2010.

Liquidity and Capital Resources

Our cash or cash equivalents on March 31, 2010 were $20,615 compared to cash or cash equivalents on December 31, 2009 were $16,102.

Cash flows used in operating activities were $9,207 for the three months ended March 31, 2010, compared to $5,160 for the three months ended March 31, 2009. We had cash flows used in operating activities of $129,144 from our inception on October 18, 2007 through March 31, 2010.

Net cash provided by investing activities was $13,720 for the three months ended March 31, 2010, compared to net cash provided by investing activities of $130,440 for the three months ended March 31, 2009. Net cash used in investing activities was $219,456 from our inception on October 18, 2007 through March 31, 2010.

Cash flows provided by financing activities were $-0- for the three months ended March 31, 2010 and March 31, 2009.  We had $369,215 from our inception on October 18, 2007 through March 31, 2010. These cash flows were all related to sales of stock.

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

Plan of Operation for January 1, 2010 to December 31, 2010

 Our plan for the twelve months beginning January 1, 2010 is to make a profit by December 31, 2010. We earn income by holding distressed real estate properties for resale at a future date when market conditions are more favorable. We will screen investments with emphasis towards finding opportunities with long term potential. Our company has no prior history of operating as firm in the distressed real estate business.

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
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2010. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

We adopt changes issued by ASC 855 – “Subsequent Events”, formerly FASB 165, which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.     In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 15, 2010, which is the date the financial statements were issued.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements. This ASU became effective for us on January 1, 2010. We do not currently anticipate that this ASU will have a material impact on our consolidated financial statements upon adoption.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURE

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

             We have not generated revenues from our inception. As of March 31, 2010, we had a cash position of $20,615 and $209,570 in certificates of deposit.  We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2010. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

Our future success depends, in large part, on the continued service of our President and our Treasurer and the continued financing of WestMountain Red, LLC.

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

      A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

t	the net asset value of the assets under management to decrease, lowering management fees;

t	lower investment returns, reducing incentive income;

t	material reductions in the value of our fund investments in portfolio companies which reduce our ‘‘surplus’’ and, therefore, our ability to realize incentive income from these investments; and

t	investor redemptions, resulting in lower fees.

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

We have only traded as a public company since December, 2009. We trade on the OTC Bulletin Board under the trading symbol WMDS. Thus, we have limited experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

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

Our stock has a limited public trading market and there is no guarantee an active trading market will ever develop for our securities.

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

t	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

t	changes in market valuations of other companies, particularly those that market services such as ours;

t	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

t	introduction of product enhancements that reduce the need for the products our projects may develop;

t	departures of key personnel

Of our total outstanding shares as of March 31, 2010, a total of 8,325,000, or approximately 92.1%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on the resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is currently quoted on the OTC Bulletin Board and trades well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

Our shares are considered as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

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

      Colorado law provides that our director will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as a director. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our director caused by his negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our director and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 17, 2010.

WEST MOUNTAIN DISTRESSED DEBT, INC.,

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)