Form 10-Q
period 2010-06-30
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2010-08-11
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2010

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, July 27, 2010, was 9,040,750.

FORM 10-Q
West Mountain Distressed Debt, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Balance Sheets at June 30, 2010 (Unaudited) and December 31, 2009	3

Statements of Operations (Unaudited) for the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009 and for the period October 18, 2007 (inception) through June 30, 2010	4

Statements of Cash Flows (Unaudited) for the six months ended June 30, 2010 and 2009 and for the period October 18, 2007 (inception) through June 30, 2010	5

Notes to the Financial Statements	6

Item 2. Management’s Discussion and Analysis and Plan of Operation	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

Item 4T. Controls and Procedures	10

PART II OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

Signatures	17

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Distressed Debt, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Balance Sheets
	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash	$24,743	$16,102
Certificates of deposit	189,685	224,224
Prepaid expenses	4,110	3,183
Property and equipment, net	2,278	2,966
Total assets	$220,816	$246,475

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	$1,500	$800
Accrued liabilities	2,700	12,000
Total liabilities	4,200	12,800

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	9,041	9,041
9,040,750 shares issued and outstanding 2010 and 2009
Additional paid-in-capital	360,174	360,174
Deficit accumulated during development stage	(152,599)	(135,540)
Total shareholders' equity	216,616	233,675
Total liabilities and shareholders' equity	$220,816	$246,475

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Operations
For the quarters ended June 30, 2010 and 2009 and for
the six months ended June 30, 2010 and 2009 and for the
period October 18, 2007 (inception) through June 30, 2010
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		October 18, 2007 (Inception) Through June 30,
	2010	2009	2010	2009	2010

Operating expenses
Sales, general and administrative expense	$8,271	$13,028	$17,656	$19,761	$165,641
Total operating expenses	8,271	13,028	17,656	19,761	165,641

Net loss from operations	(8,271)	(13,028)	(17,656)	(19,761)	(165,641)

Other income/(expense)
Interest income	238	1,282	597	2,519	13,042
Net loss before income taxes	(8,033)	(11,746)	(17,059)	(17,242)	(152,599)

Provision for income taxes	-	-	-	-	-
Net loss	$(8,033)	$(11,746)	$(17,059)	$(17,242)	$(152,599)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,040,750	9,040,750	9,040,750	9,040,750

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the six months ended June 30, 2010 and 2009 and for the
period October 18, 2007 (inception) through June 30, 2010

	For the six months ended June 30,		October 18, 2007 (Inception) Through June 30,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(17,059)	$(17,242)	$(152,599)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,622	1,425	7,608
Changes in operating assets and operating liabilities:
Prepaid expenses	(927)	(1,020)	(4,110)
Accounts payable and accrued liabilities	(8,600)	(5,265)	4,200
Net cash (used in) operating activities	(24,964)	(22,102)	(144,901)

Cash flows from investing activities:
Purchases for property and equipment	(934)	-	(9,886)
Proceed from and (payments for) certificates of deposit	34,539	(1,153)	(189,685)
Net cash provided by (used in) investing activities	33,605	(1,153)	(199,571)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	369,215
Net cash provided by financing activities	-	-	369,215

Net change in cash	8,641	(23,255)	24,743

Cash and cash equivalents, beginning of period	16,102	157,342	-

Cash and cash equivalents, end of period	$24,743	$134,087	$24,743

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of June 30, 2010 and December 31, 2009 there were no cash equivalents.

(2)   Certificates of Deposit

The company has made it a policy to invest funds over and above its forecasted operating expenses in certificates of deposit.  The terms on the certificates have ranged from three to six months.

(3)    Stockholders Equity

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

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financials

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

There were no changes in common stock and additional paid in capital for the quarters ended June 30, 2010 and 2009.

(4)    Related Parties

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

We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2010. Total expenses incurred with Bohemian Companies were $3,000 each for the quarters ending June 30, 2010 and 2009 and $6,000 each for the six months ending June 30, 2010 and 2009.  As of June 30, 2010 the Company had a balance due to Bohemian Companies, LLC of $1,000.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc on October 15, 2009, and is considered to be a related party.  As of June 30, 2010 an accrual of $500 has been recorded for unpaid services.

(5)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of June 30, 2010 the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

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

General

       We earn income by holding distressed real estate properties for resale at a future date when market conditions are more favorable. We will screen investments with emphasis towards finding opportunities with long term potential. Our company has no prior history of operating in the distressed real estate business.

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
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2010. If we can become profitable, we could operate at our present level indefinitely. To date, we have not had any discussions with any possible acquisition candidate nor have we any intention of doing so.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended June 30, 2010 and 2009, and for the six months ended June 30, 2010 and 2009.

We have not generated revenues from operations since our inception on October 18, 2007.

Operating expenses, consisting primarily of selling, general and administrative costs were $8,271 for the quarter ended June 30, 2010, compared to $13,028 for the quarter ended June 30, 2009.  Selling, general and administrative costs were $17,656 for the six months ended June 30, 2010, compared to $19,761 for the six months ended June 30, 2009.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant until we begin to grow the business.

We had a net loss of $8,033 for the quarter ended June 30, 2010, compared to a net loss of $11,746 for the quarter ended June 30, 2009.  We had a net loss of $17,059 for the six months ended June 30, 2010, compared to a net loss of $17,242 for the six months ended June 30, 2009.

Liquidity and Capital Resources

         Our cash on June 30, 2010 were $24,743.  We had an additional amount of $189,685 in Certificates of Deposit.

Over the next twelve months we do not expect any material capital costs in our operations.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, WestMountain Red, LLC has orally agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

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

             We have not generated revenues from our inception. As of June 30, 2010, we had a cash position of $24,743 and $189,685 in certificates of deposit.  We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2010. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

Of our total outstanding shares as of June 30, 2010, a total of 8,325,000, or approximately 92.1%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

      Colorado law provides that our director will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as a director. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by his negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our director and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

              On July 28, 2010, our Board of Directors voted to change our Certifying Accountants from Cordovano and Honeck LLP to Ehrhardt Keefe Steiner & Hottman, P.C. The firm of Cordovano and Honeck LLP was dismissed as of July 28, 2010. As of that date, Ehrhardt Keefe Steiner & Hottman, P.C. formally accepted us as a client for the fiscal 2010 audit. Cordovano and Honeck LLP has rendered opinions on our audits for the past two years. The change in Certifying Accountants was a decision of our Board of Directors.

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
10.1**	Service Agreement With Bohemian Companies, LLC
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2010.

WEST MOUNTAIN DISTRESSED DEBT, INC.,

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)