Form 10-Q
period 2010-09-30
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2010-11-08
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [ X]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, October 30, 2010, was 9,040,750.

FORM 10-Q
West Mountain Distressed Debt, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009	3

Statements of Operations (Unaudited) for the three months ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009 and for the period October 18, 2007 (inception) through June 30, 2010	4

Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2010 and 2009 and for the period October 18, 2007 (inception) through June 30, 2010	5

Notes to the Financial Statements	6

Item 2. Management’s Discussion and Analysis and Plan of Operation	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

Item 4T. Controls and Procedures	11

PART II OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	17

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Distressed Debt, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Balance Sheets
	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash	$14,142	$16,102
Certificates of deposit	189,867	224,224
Prepaid expenses	4,650	3,183
Property and equipment, net	1,454	2,966
Total assets	$210,113	$246,475

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	$200	$800
Accrued liabilities	2,822	12,000
Total liabilities	3,022	12,800

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding 2010 and 2009
Common stock, $.001 par value; 50,000,000 shares authorized,	9,041	9,041
9,040,750 shares issued and outstanding 2010 and 2009
Additional paid-in-capital	360,174	360,174
Deficit accumulated during development stage	(162,124)	(135,540)
Total shareholders' equity	207,091	233,675
Total liabilities and shareholders' equity	$210,113	$246,475

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Operations
For the quarters ended September 30, 2010 and 2009 and for
the nine months ended September 30, 2010 and 2009 and for the period October 18, 2007 (inception) through September 30, 2010
(Unaudited)

	For the three months ended		For the nine months ended		October 18, 2007 (Inception) Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Operating expenses
Sales, general and administrative expense	$9,707	$8,788	$27,362	$28,549	$175,347
Total operating expenses	9,707	8,788	27,362	28,549	175,347

Net loss from operations	(9,707)	(8,788)	(27,362)	(28,549)	(175,347)

Other income/(expense)
Interest income	182	689	778	3,208	13,223
Net loss before income taxes	(9,525)	(8,099)	(26,584)	(25,341)	(162,124)

Provision for income taxes	-	-	-	-	-
Net loss	$(9,525)	$(8,099)	$(26,584)	$(25,341)	$(162,124)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	9,040,750	9,040,750	9,040,750	9,040,750

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009 and for the period October 18, 2007 (inception) through September 30, 2010
(Unaudited)
	For the nine months ended		October 18, 2007 (Inception) Through
	September 30,		September 30,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(26,584)	$(25,341)	$(162,124)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,446	2,152	8,432
Changes in operating assets and operating liabilities:
Prepaid expenses	(1,467)	(691)	(4,650)
Indebtedness to related parties and accrued liabilities	(9,778)	(3,217)	3,022
Net cash (used in) operating activities	(35,383)	(27,097)	(155,320)

Cash flows from investing activities:
Purchases for property and equipment	(934)	(278)	(9,886)
Proceed from and (payments for) certificates of deposit	34,357	(1,531)	(189,867)
Net cash provided by (used in) investing activities	33,423	(1,809)	(199,753)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	369,215
Net cash provided by financing activities	-	-	369,215

Net change in cash	(1,960)	(28,906)	14,142

Cash, beginning of period	16,102	157,342	-

Cash, end of period	$14,142	$128,436	$14,142

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

1)    Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation
WestMountain Distressed Debt, Inc. was incorporated in the state of Colorado on October 18, 2007 and on this date approved its business plan and commenced operations.

The Company is a development stage enterprise in accordance with ASC 915 - “Accounting and Reporting by Development Stage Enterprises”.  The Company’s plan is to act as an acquirer of real estate assets that are being sold at a discount to the original purchase price.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of September 30, 2010 and December 31, 2009 there were no cash equivalents.

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
Notes to the Financial Statements
(Unaudited)

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

 There were no changes in common stock and additional paid in capital for the quarters ended September 30, 2010 and 2009.

4)    Related Parties

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

We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2010. Total expenses incurred with Bohemian Companies were $3,000 each for the quarters ending September 30, 2010 and 2009 and $9,000 each for the nine months ending September 30, 2010 and 2009.  As of September 30, 2010 the Company had no balance due to Bohemian Companies, LLC.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc on October 15, 2009, and is considered to be a related party.  As of September 30, 2010 an accrual of $200 has been recorded for unpaid services.

(5)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of September 30, 2010 the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

(6)    Subsequent Events

On October 12, 2010, our Board of Directors approved an amendment to our current Articles of Incorporation to increase our authorized Common Stock from 50,000,000 shares to 200,000,000 shares and approved of a one for five (5) reverse stock split of the outstanding shares of Common Stock.  The increase in authorized common shares will become effective on the filing of articles of amendment to our articles of incorporation with the Secretary of State of Colorado which filing will occur at least 20 days after October 25, 2010. The reverse split will be effective on such date as may be set by the Board of Directors and approved by the Financial Regulatory Agency (FINRA), but no earlier than 20 days after October 25, 2010.

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

Results of Operations

The following discussion involves our results of operations for the quarters ended September 30, 2010 and 2009 and for the nine months ended September 30, 2010 and 2009.

We have not generated revenues from operations since our inception on October 18, 2007.

Operating expenses, consisting primarily of selling, general and administrative costs were $9,707 for the quarter ended September 30, 2010, compared to $8,788 for the quarter ended September 30, 2009.  Selling, general and administrative costs were $27,362 for the nine months ended September 30, 2010, compared to $28,549 for the nine months ended September 30, 2009.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant until we begin to grow the business.

We had a net loss of $9,525 for the quarter ended September 30, 2010, compared to a net loss of $8,099 for the quarter ended September 30, 2009.  We had a net loss of $26,584 for the nine months ended September 30, 2010, compared to a net loss of $25,341 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Our cash on September 30, 2010 was $14,142.  We had an additional amount of $189,867 in Certificates of Deposit.

Over the next twelve months we do not expect to incur any material capital costs in our operations.

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

Plan of Operation for January 1, 2010 to December 31, 2010

 We earn income by holding distressed real estate properties for resale in a current timeframe or in the future when market conditions are more favorable. We will screen investments with emphasis towards finding opportunities with long term potential. Our company has no prior history of operating as firm in the distressed real estate business.

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

       For our audit as of and for the period ending December 31, 2009, our auditors have expressed doubt about our ability to continue as a going concern as a result of a limited history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

♦	our ability to find suitable investments; and

♦	our ability to generate substantial revenues.

        Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to be approximately $50,000 for the fiscal year ending December 31, 2010. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

             We have not generated revenues from our inception. As of September 30, 2010, we had a cash position of $14,142 and $189,867 in certificates of deposit.  We anticipate that operating costs will be approximately $50,000 for the fiscal year ending December 31, 2010. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

Reports on Form 8-K. One report was filed on July 29, 2010 and amended on August 2, 2010 under cover of Form 8-K for the fiscal quarter ended September 30, 2010, relating to the changes in the Company’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2010.

WEST MOUNTAIN DISTRESSED DEBT, INC.,

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)