Form 10-K
period 2010-12-31
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2011-03-03
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2010

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
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

Effective November 22, 2010, we amended our Articles of Incorporation to increase the number of authorized common shares to Two Hundred Million (200,000,000) shares from Fifty Million (50,000,000) shares. The par value of the common shares remains at $0.001 per share.

           Effective with the commencement of trading on November 22, 2010, we reversed split our Common Shares. New Common Shares will be issued to shareholders in exchange for their Old Common Shares in the ratio of one New Common Share for each five Old Common Shares held, thus effecting a one-for-five reverse stock split. Fractional shares, if any, were rounded up to the next whole number. There was no change in the par value of the Common Shares.

Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2011. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Operations

At the present time, we operate from one location in Fort Collins, Colorado. Our plan is to make our operation profitable by December 31, 2011. We estimate that we must generate approximately $50,000 in revenues per year to be profitable.

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

      Over the past several years, the size and number of companies such as ours has continued to increase. If this trend continues, it is possible that it will become increasingly difficult for us to raise funds to manage. More significantly, the allocation of increasing amounts of capital to alternative investment strategies by institutional and individual investors may lead to a reduction in profitable investment opportunities, including by driving prices for investments higher and increasing the difficulty of achieving targeted returns. In addition, if interest rates were to rise or there were to be a prolonged bull market in equities, the attractiveness of our funds relative to investments in other investment products could decrease. Competition is based on a variety of factors, including:

●	investment performance;

●	investor perception of investment managers’ drive, focus and alignment of interest;

●	quality of service provided to and duration of relationship with investors;

●	business reputation; and

●	level of fees and expenses charged for services.

      We compete in all aspects of our business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks:

●	investors may develop concerns that we will allow a business to grow to the detriment of its performance;

●
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

●
there are relatively few barriers to entry impeding new private equity and hedge fund management firms, and the successful efforts of new entrants into our various lines of business, including former ‘‘star’’ portfolio managers at large diversified financial institutions as well as such institutions themselves, will continue to result in increased competition; and

●	other industry participants continuously seek to recruit our best and brightest investment professionals away from us

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

      For our audit dated December 31, 2010, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

♦	our ability to find suitable investments; and

♦	our ability to generate revenues.

      Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $60,000 and $100,000 for the fiscal year ending December 31, 2011. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

Our lack of operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance. An investor could lose his entire investment.

We have no history of operations. An investor has no frame of reference to evaluate our future business prospects. This makes it difficult, if not impossible, to evaluate us as an investment. An investor could lose his entire investment if our future business prospects do not result in our ever becoming profitable.

If we do not generate adequate revenues to finance our operations, our business may fail.

             We have not generated revenues since our inception. As of December 31, 2010, we had a cash position of $41,774 and an additional $7,410 in Certificates of Deposit. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2011. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

             Our largest shareholder, WestMountain Red, LLC, of which Mr. Klemsz is a 16.8% member, owns 1,610,000 shares and thereby controls approximately 89% of our outstanding shares. Because WestMountain Red, LLC individually beneficially controls more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

Our future success depends, in large part, on the continued service of our President and Treasurer and the continued financing of WestMountain Red, LLC.

       We depend almost entirely on the efforts and continued employment of Mr. Klemsz, our President and Treasurer. Mr. Klemsz is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, WestMountain Red, LLC, is our only source of financing. At the present time, there is no agreement between WestMountain Red, LLC and the Company for WestMountain Red, LLC to provide any additional funding to the Company. . We have no indication that WestMountain Red, LLC would refuse to lend us funds if we should ask. It would be very difficult to find a financing source to replace WestMountain Red, LLC.   The loss of the WestMountain Red, LLC future funding could have a material adverse effect on our business. At the present time, we have no definitive plans for financing in place, other than the funds which we have already obtained.  We do not have an employment contract with Mr. Klemsz, and we do not carry key person insurance on his life. The loss of the services of Mr. Klemsz through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as Mr. Klemsz and a financing source to replace WestMountain Red, LLC.

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

      A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

●	The value of our investments to decrease;

●	lower investment returns, reducing incentive income; and

●	material reductions in the value of our ownership in investments.

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

Because our proposed business involves the acquisition of real estate assets that are being sold at a discount to the original purchase price, we may be required to register as an investment company under the Investment Company Act of 1940 or the Investment Advisors Act and analogous state law. While we believe that we are currently either not an investment company or an investment advisor or are exempt from registration as an investment company under the Investment Company Act of 1940 or the Investment Advisors Act and analogous state law, either the SEC or state regulators, or both, may disagree and could require registration either immediately or at some point in the future. As a result, there could be an increased regulatory burden on us which could negatively affect the price and trading of our securities.*Inquire of securities counsel on whether any disclosure should be required re: compliance with the Dodd Frank Act*

We may be impacted by new regulatory requirements as a result of the passage of the Dodd-Frank Act.

In July, 2010, Congress enacted the Dodd-Frank Act, which instituted major changes in the regulatory regime for public companies, particularly those in the financial sector. At the present time, we do not believe that we will be impacted in a material way by this legislation. However, the implementation of the provisions of the Dodd-Frank Act are subject to regulations which have not yet been written and its statutory provisions have not been the subject of extensive judicial review, so we cannot guarantee that we may not come under its purview at some point in the future and be affected negatively by it.

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

 Of our total outstanding shares as of December 31, 2010, a total of 1,665,306, or approximately 92.1%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

      We have the authority to issue up to 200,000,000 shares of common stock, 1,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Although no financing is planned currently, we may need to raise additional capital to fund operating losses. If we raise funds by issuing equity securities, our existing stockholders may experience substantial dilution. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2010, there were sixty-four record holders of our common stock and there were 1,808,150 shares of our common stock outstanding.

Principal Market or Markets

       Our common stock has traded on the NASD Over-the-Counter Bulletin Board since January, 2010.  Currently, our common stock is under the symbol WMDS.  We have had no active trading market for the common stock to date.

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

Stock Transfer Agent

The stock transfer agent for our securities is Corporate Stock Transfer of Denver, Colorado.  Their address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their phone number is (303)282-4800.

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

Results of Operations

       From our inception on October 18, 2007 through December 31, 2010, we generated no revenue and have accumulated losses of $184,720.  For the year ended December 31, 2010 we recorded a net loss of $49,180.  For the year ended December 31, 2009 we recorded a net loss of $54,190.

       Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop distressed real estate investments and our ability to generate revenues.

       Operating expenses, which consisted solely of general and administrative expenses for the period from our inception on October 18, 2007 through December 31, 2010, was $198,157. We recorded $50,172 in general and administrative expenses for the year ended December 31, 2010.  We recorded $57,968 in general and administrative expenses for the year ended December 31, 2009.  The major components of general and administrative expenses include professional fees (legal and accounting).

We currently have no revenue but continue to develop our plan.

Because we do not pay salaries, and our major professional fees are negotiated in advance, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, WestMountain Red, LLC has agreed to loan such funds as may be necessary through December 31, 2011 for working capital purposes.

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

Liquidity and Capital Resources

As of December 31, 2010, we had cash of $41,774.

Net cash used in operating activities was $45,219 for the fiscal year ended December 31, 2010 compared to net cash used in operating activities of $47,053 for the fiscal year ended December 31, 2009.  Net cash used in operating activities was $165,969 from our inception on October 18, 2007 through December 31, 2010.

Cash flows provided by investing activities were $70,891 for the fiscal year ended December 31, 2010 compared to net cash used in investing activities of $94,187 for the fiscal year ended December 31, 2009.  Cash flows used in investing activities were $161,472 from our inception on October 18, 2007 through December 31, 2010. There were two main elements of our 2010 investing activities, proceeds from certificates of deposit in the amount of $216,814 and a note receivable of $145,000.

There were no cash flows used or provided by financing activities for the fiscal year ended December 31, 2010 and 2009. Cash flows provided by financing activities were $369,215 from our inception on October 18, 2007 through December 31, 2010.  These cash flows were all related to sales of stock.

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

The Company plans to convert the note receivable into equity at a future date.  If the Company does not convert the note receivable into equity the company will work towards repayment of the note at maturity.

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

There are no recent accounting pronouncements that require disclosure at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

TABLE OF CONTENTS

Page

Reports of Independent Registered Public Accounting Firms	18 - 19

Balance Sheets at December 31, 2010 and 2009	20

Statements of Operations for the years ended December 31, 2010 and December 31, 2009, and for the period from October 18, 2007 (inception) through December 31, 2010	21

Statement of Changes in Shareholders’ Equity for the period from October 18, 2007 (inception) through December 31, 2010	22

Statements of Cash Flows for the years ended December 31, 2010 and December 31, 2009, and for the period from October 18, 2007 (inception) through December 31, 2010	23

Notes to Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
WestMountain Distressed Debt, Inc.
Fort Collins, Colorado

We have audited the accompanying balance sheet of WestMountain Distressed Debt, Inc. (the “Company”) as of December 31, 2010, and the related statements of operations, stockholders’ equity and cash flows for the year then ended and which is included in the period from October 18, 2007 (inception) through December 31, 2010.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Distressed Debt, Inc. as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, and which is included in the period from October 18, 2007 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

March 2, 2011
Fort Collins, Colorado

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
WestMountain Distressed Debt, Inc.

We have audited the accompanying balance sheet of WestMountain Distressed Debt, Inc. as of December 31, 2009, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2009 and the period from October 18, 2007 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Distressed Debt, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009 and the period from October 18, 2007 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
March 15, 2010

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Balance Sheets
At December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009

Assets
Cash	$41,774	$16,102
Certificates of deposit	7,410	224,224
Convertible note receivable	145,000	-
Prepaid expenses	1,904	3,183
Property and equipment, net	630	2,966
Total assets	$196,718	$246,475

Liabilities and Shareholders' Equity
Liabilities:
Indebtedness to related parties	$200	$800
Accrued liabilities	12,023	12,000
Total liabilities	12,223	12,800

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding 2010 and 2009
Common stock, $.001 par value; 200,000,000 shares	1,808	1,808
authorized December 31, 2010; 50,000,000 shares
authorized December 31, 2009
1,808,150 shares issued and outstanding December 31, 2010 and 2009
Additional paid-in-capital	367,407	367,407
Deficit accumulated during development stage	(184,720)	(135,540)
Total shareholders' equity	184,495	233,675
Total liabilities and shareholders' equity	$196,718	$246,475

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Operations
For the year ended December 31, 2010 and 2009 and for
period October 18, 2007 (inception) through December 31, 2010

			October 18, 2007
	For the year ended		(Inception)
	December 31,		Through December 31,
	2010	2009	2010

Operating expenses
Sales, general and administrative expense	$50,172	$57,968	$198,157
Total operating expenses	50,172	57,968	198,157

Net loss from operations	(50,172)	(57,968)	(198,157)

Other income/(expense)
Interest income	992	3,778	13,437
Net loss before income taxes	(49,180)	(54,190)	(184,720)

Provision for income taxes	-	-	-
Net loss	$(49,180)	$(54,190)	$(184,720)

Basic and diluted loss per share	$(0.03)	$(0.03)
Basic and diluted weighted average common
shares outstanding	1,808,150	1,808,150

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For the period October 18, 2007 (inception) through December 31, 2010

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-

November 19, 2007 common stock shares sold
at $0.001 per share	-	-	58,000	58	232	-	290

November 20, 2007 common stock shares sold
at $0.01 per share	-	-	47,000	47	2,303	-	2,350

November 28, 2007 common stock shares sold
at $0.04 per share	-	-	1,610,000	1,610	318,390	-	320,000

November 30, 2007 common stock shares sold
at $0.10 per share	-	-	93,150	93	46,482	-	46,575

Net loss, October 18, 2007 (inception) through	-	-	-	-	-	(29,376)	(29,376)
December 31, 2007

Balance at December 31, 2007	-	$-	1,808,150	$1,808	$367,407	$(29,376)	$339,839

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(51,974)	(51,974)

Balance at December 31, 2008	-	$-	1,808,150	$1,808	$367,407	$(81,350)	$287,865

Net loss, for the year ended
December 31, 2009	-	-	-	-	-	(54,190)	(54,190)

Balance at December 31, 2009	-	$-	1,808,150	$1,808	$367,407	$(135,540)	$233,675

Net loss, for the year ended
December 31, 2010	-	-	-	-	-	(49,180)	(49,180)

Balance at December 31, 2010	-	$-	1,808,150	$1,808	$367,407	$(184,720)	$184,495

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the year ended December 31, 2010 and 2009 and for the
period October 18, 2007 (inception) through December 31, 2010
			October 18, 2007
	For the year ended		(Inception)
	December 31,		Through December 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(49,180)	$(54,190)	$(184,720)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,259	2,899	8,432
Changes in operating assets and operating liabilities:
Prepaid expenses	1,279	13	(1,904)
Indebtedness to related parties and accrued liabilities	(577)	4,225	12,223
Net cash (used in) operating activities	(45,219)	(47,053)	(165,969)

Cash flows from investing activities:
Purchases for property and equipment	(923)	(403)	(9,062)
Notes receivable	(145,000)	-	(145,000)
Proceed from and (payments for) certificates of deposit	216,814	(93,784)	(7,410)
Net cash provided by (used in) investing activities	70,891	(94,187)	(161,472)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	369,215
Net cash provided by financing activities	-	-	369,215

Net change in cash	25,672	(141,240)	41,774

Cash, beginning of period	16,102	157,342	-

Cash, end of period	$41,774	$16,102	$41,774

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of December 31, 2010 and December 31, 2009 there were no cash equivalents.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, certificates of deposit, note receivable, and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

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

Loss per Common Share
Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. At December 31, 2010 and December 31, 2009, there were no potentially dilutive securities outstanding.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financials

Reverse Stock Split during the Reporting Period
On November 22, 2010, the Company’s board of directors declared a one-for-five reverse stock split on the shares of the Company’s common stock. The Company retained the current par value of $0.001 per share for all shares of common stock. All references in the financial statements to the number of shares outstanding and per-share amounts of the Company’s common stock have been restated to reflect the effect of the reverse stock split for all periods presented.

Stockholders’ equity reflects the stock split by reclassifying from ‘‘Additional paid-in capital’’ to ‘‘Common stock’’ an amount equal to the par value of the additional shares arising from the split.

Income Taxes
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax year 2007 remains open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Fiscal Year-end
The Company operates on a December 31 year-end.

(2)   Certificates of deposit

The Company has made it a policy to invest funds over and above its forecasted operating expenses in certificates of deposit.

(3)  Property and Equipment

The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a cost of $8,550.  We recorded an additional $402 in capitalized software in 2009 and $935 for a computer in 2010.  For the year ended December 31, 2010 the Company recorded $3,259 in depreciation expense and $2,899 for the year ended December 31, 2009.  October 18, 2007 (inception) to December 31, 2010 the Company recorded $8,432 in depreciation expense.

(4)  Note Receivable

On October 19, 2010, the Company entered into a $145,000 promissory note agreement with a private company.  The aggregate amount of promissory notes issued by the private company was $600,000.  The promissory note is noninterest bearing and due on October 19, 2011.  The face value of the promissory note is convertible into preferred stock of the private company.  The promissory note is secured by a senior security interest in all tangible and intangible assets of the private company.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financials

(5)  Income Taxes

The Company records deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The provision of income taxes consists of the following:

	For the years ended
	December 31,
	2010	2009

Loss before income taxes	$(49,180)	$(54,190)
Current payable	-	-
Deferred income tax benefit	2,487	25,665
Adjustment of beginning of period valuation
allowance for deferred tax assets	(2,487)	(25,665)
Income tax expense, net, reported in the accompanying statement of operations	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The deferred tax asset and related valuation allowance increased by $9,312 and $10,262 for the years ended
December 31, 2010 and December 31, 2009. As of December 31, 2010 and 2009, the components of the net deferred tax assets/(liabilities) are as follows:

	For the years ended
	December 31,
	2010	2009
Net operating loss carry forwards	$33,446	$24,630
Depreciation/amortization of other	1,531	1,035
Total	34,977	25,665
Valuation allowance	(34,977)	(25,665)
Net deferred income taxes	$-	$-

A reconciliation of the US statutory federal income tax rate to the effective tax rate is as follows:

	For the years ended
	December 31,
	2009	2008
US statutory federal rate	15.00%	15.00%
State income tax rate, net of federal benefit	3.94%	3.94%
Change in valuation allowance	-18.94%	-18.94%
Effective tax rate	0.00%	0.00%

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financials

As of December 31, 2010 and 2009 the Company had US federal and state net operating loss carry forwards of approximately $176,632 and $129,939, respectively, which may be available to offset future federal and state income tax liabilities.  These carry forwards are subject to review by the internal revenue service and if allowed may be offset against taxable income through 2030.  A portion of the net operating loss carryovers begin expiring in 2027.

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

(6)    Stockholders Equity

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

Effective November 22, 2010, we amended our Articles of Incorporation to increase the number of authorized common shares to Two Hundred Million (200,000,000) shares from Fifty Million (50,000,000) shares. The par value of the common shares remains at $0.001 per share.

Effective with the commencement of trading on November 22, 2010, we reversed split our Common Shares. New Common Shares will be issued to shareholders in exchange for their Old Common Shares in the ratio of one New Common Share for each five Old Common Shares held, thus effecting a one-for-five reverse stock split. Fractional shares, if any, were rounded up to the next whole number. There was no change in the par value of the Common Shares. As of December 31, 2010 we had $1,808,150 shares issued and outstanding at a par value of $.001 or $1,808.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financials

(7)    Related Parties

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

We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2011. Total expenses incurred with Bohemian Companies were $12,000 each for the years ending December 31, 2010 and 2009.  As of December 31, 2010 the Company had no balance due to Bohemian Companies, LLC.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc on October 15, 2009, and is considered to be a related party.  As of December 31, 2010 an accrual of $200 has been recorded for unpaid services.

(8)    Operating Expenses

The total administrative expense recorded on the financials for the years ending December 31, 2010 and 2009 were $50,172 and $57,968 respectively and for the period October 18, 2007 (inception) through December 31, 2009 was $198,157.  Most of these costs were attributable to professional and contract services.

(9)    Concentration of Credit Risk for Cash

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation ("FDIC"). As of December 31, 2010 the Company has no risk for the excess of the deposit liabilities reported by the financial institution over the amount that would have been covered by FDIC. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

(10)    Subsequent Events

No reportable subsequent events were noted.

 ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2010.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2010.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian L. Klemsz	52	President and Treasurer
Joni K Troska	51	Secretary

Mr. Klemsz has been the Company’s President, Treasurer, and sole Director since our inception. Since March, 2007, he has been the Chief Investment Officer of BOCO Investments, LLC.  He was President and Chief Investment Officer for GDBA Investments, LLLP, a private investment partnership from May, 2000 until February, 2007. From 2007 to the present he has been the President, Secretary-Treasurer, and sole Director of WestMountain Alternative Energy, Inc., WestMountain Asset Management, Inc., and WestMountain Index Advisor, Inc., which are public companies. He is also a member of the Board of Directors of CapTerra Financial Group, Inc., a public company and is Chairman of their Board’s audit committee. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

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

We have entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for us.  The owner, Ms. Joni Troska, was appointed our corporate Secretary on October 15, 2009 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2010 an accrual of $200 has been recorded for unpaid services. Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officers or director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2010, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 1,808,150 common shares were issued and outstanding as of December 31, 2010.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

WestMountain Red, LLC (3)	1,610,000	89%
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

Brian L. Klemsz	(3)
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

Joni K. Troska 123 North College Avenue, Ste 200 Fort Collins, Colorado 80254	20,000	1.11%

All Officers and Directors as a Group	290,480	16.07%
(two persons)
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

      We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2011. Total expenses incurred with Bohemian Companies were $12,000 each for the years ending December 31, 2010 and 2009.  As of December 31, 2010 the Company had no balance due to Bohemian Companies, LLC.

      The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc on October 15, 2009, and is considered to be a related party.  As of December 31, 2010 an accrual of $200 has been recorded for unpaid services.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ehrhardt Keefe Steiner & Hottman, P.C., Certified Public Accountants billed an aggregate of $11,350 for the year ended December 31, 2010 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports. Our former independent auditor, Cordovano and Honeck LLP, Certified Public Accountants, billed an aggregate of $7,409 for the year ended December 31, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)	(1)	FINANCIAL STATEMENTS

	(2)	SCHEDULES

	(3)	EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
3.3***	Amended Articles of Incorporation
10.1**	Service Agreement With Bohemian Companies, LLC
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

                    * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
                  ** Previously filed with Form 10-KSB Registration Statement, February 29, 2008
                  *** Previously filed with Form 8-K, November 23, 2010.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2011.

WESTMOUNTAIN DISTRESSED DEBT, INC.

By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 3, 2011	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director