Form 10-Q
period 2011-03-31
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2011-05-16
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2011

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 31, 2011, was 1,808,150.

FORM 10-Q
West Mountain Distressed Debt, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Balance Sheets at March 31, 2011 (Unaudited) and December 31, 2010	3

Statements of Operations (Unaudited) for the three months ended March 31, 2011 and 2010 and for the period October 18, 2007 (inception) through March 31, 2011	4

Statement of Changes in Shareholders’ Equity (Unaudited) for the period October 18, 2007 (inception) through March 31, 2011	5

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2011 and 2010 and for the period October 18, 2007 (inception) through March 31, 2011	6

Notes to the Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

Item 4T. Controls and Procedures	13

PART II OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	19

Signatures	19

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Distressed Debt, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Balance Sheets
	March 31,	December 31,
	2011	2010
	(Unaudited)	(audited)
Assets
Cash	$34,464	$41,774
Certificates of deposit	7,416	7,410
Convertible note receivable	145,000	145,000
Prepaid expenses	1,938	1,904
Property and equipment, net	186	630
Total assets	$189,004	$196,718

Liabilities and Shareholders' Equity
Liabilities:
Accrued liabilities, related parties	$300	$200
Accrued liabilities	20,042	12,023
Total liabilities	20,342	12,223

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding 2010 and 2009
Common stock, $.001 par value; 200,000,000 shares authorized,	1,808	1,808
1,808,150 shares issued and outstanding 2011 and 2010
Additional paid-in-capital	367,407	367,407
Deficit accumulated during development stage	(200,553)	(184,720)
Total shareholders' equity	168,662	184,495
Total liabilities and shareholders' equity	$189,004	$196,718

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)
For the quarters ended March 31, 2011 and 2010 and for the
period October 18, 2007 (inception) through March 31, 2011

	For the quarters ended March 31,		October 18, 2007 (Inception) Through March 31,
	2011	2010	2011

Operating expenses
Sales, general and administrative expense	$15,839	$9,384	$213,996
Total operating expenses	15,839	9,384	213,996

Net loss from operations	(15,839)	(9,384)	(213,996)

Other income/(expense)
Interest income	6	358	13,443
Net loss before income taxes	(15,833)	(9,026)	(200,553)

Provision for income taxes	-	-	-
Net loss	$(15,833)	$(9,026)	$(200,553)

Basic and diluted loss per share	$(0.01)	$(0.00)
Basic and diluted weighted average common
shares outstanding	1,808,150	1,808,150

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity (unaudited)
For the period October 18, 2007 (inception) through March 31, 2011
						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-

November 19, 2007 common stock shares sold
at $0.001 per share	-	-	58,000	58	232	-	290

November 20, 2007 common stock shares sold
at $0.01 per share	-	-	47,000	47	2,303	-	2,350

November 28, 2007 common stock shares sold
at $0.04 per share	-	-	1,610,000	1,610	318,390	-	320,000

November 30, 2007 common stock shares sold
at $0.10 per share	-	-	93,150	93	46,482	-	46,575

Net loss, October 18, 2007 (inception) through	-	-	-	-	-	(29,376)	(29,376)
December 31, 2007

Balance at December 31, 2007	-	$-	1,808,150	$1,808	$367,407	$(29,376)	$339,839

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(51,974)	(51,974)

Balance at December 31, 2008	-	$-	1,808,150	$1,808	$367,407	$(81,350)	$287,865

Net loss, for the year ended
December 31, 2009	-	-	-	-	-	(54,190)	(54,190)

Balance at December 31, 2009	-	$-	1,808,150	$1,808	$367,407	$(135,540)	$233,675

Net loss, for the year ended
December 31, 2010	-	-	-	-	-	(49,180)	(49,180)

Balance at December 31, 2010	-	$-	1,808,150	$1,808	$367,407	$(184,720)	$184,495

Net loss, for the quarter ended
March 31, 2011	-	-	-	-	-	(15,833)	(15,833)

Balance at March 31, 2011	-	$-	1,808,150	$1,808	$367,407	$(200,553)	$168,662

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
For the three months ended March 31, 2011 and 2010 and for the period October 18, 2007 (inception) through March 31, 2011
	For the quarters ended March 31,		October 18, 2007 (Inception) Through March 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(15,833)	$(9,026)	$(200,553)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset write off	444	798	9,288
Changes in operating assets and operating liabilities:
Prepaid expenses	(34)	(2,174)	(1,938)
Indebtedness to related parties and accrued liabilities	8,119	1,195	20,342
Net cash (used in) operating activities	(7,304)	(9,207)	(172,861)

Cash flows from investing activities:
Purchases for property and equipment	-	(934)	(9,474)
Note receivable	-	-	(145,000)
Proceed from and (payments for) certificates of deposit	(6)	14,654	(7,416)
Net cash (used in) provided by investing activities	(6)	13,720	(161,890)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	369,215
Net cash provided by financing activities	-	-	369,215

Net change in cash	(7,310)	4,513	34,464

Cash, beginning of period	41,774	16,102	-

Cash, end of period	$34,464	$20,615	$34,464

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

The Company is a development stage enterprise whose plan is to act as an acquirer of real estate assets that are being sold at a discount to the original purchase price.

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

(3)   Property and Equipment

 The Company’s property and equipment consists of computer software that was placed into service during December 2007 at a cost of $8,550. .  For the quarter ended March 31, 2011 the Company recorded $33 in depreciation expense and $798 for the quarter ended March 31, 2010.  October 18, 2007 (inception) to March 31, 2011 the Company recorded $9,288 in depreciation expense. During the quarter ended March 31, 2011,  the Company wrote off property  purchased in 2010 and recognized a loss of  $411.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

(4)  Convertible Note Receivable

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

(5)  Income Taxes

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

Effective with the commencement of trading on November 22, 2010, we affected a one-for-five reverse split of our Common Shares.  Fractional shares, if any, were rounded up to the next whole number. There was no change in the par value of the Common Shares. As of March 31, 2011 we had 1,808,150 shares issued and outstanding at a par value of $.001 or $1,808.

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

We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2011. Total expenses incurred with Bohemian Companies were $3,000 each for the quarters ending March 31, 2011 and 2010.  As of March 31, 2011 the Company had no balance due to Bohemian Companies, LLC.

We entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc on October 15, 2009, and is considered to be a related party.  As of March 31, 2011 an accrual of $300 has been recorded for unpaid services.

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

General

Our plan for the twelve months beginning January 1, 2011 is to make a profit by December 31, 2011. We earn income by holding distressed real estate properties for resale at a future date when market conditions are more favorable. We will screen investments with emphasis towards finding opportunities with long term potential. Our company has no prior history of operating as firm in the distressed real estate business.

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
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2011. If we can become profitable, we could operate at our present level indefinitely.

Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2011.  Total expenses incurred with Bohemian Companies were $3.000 for the quarter ending March 31, 2011.  As of March 31, 2011 the Company had a balance due to Bohemian Companies, LLC of $-0- .

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended March 31, 2011, for the quarter ended March 31, 2010 and for inception through March 31, 2011.  We have not generated any revenues since our inception.

            The total administrative expense recorded on the financials for the quarters ending March 31, 2011 and 2010 were $15,839 and $9,384 respectively and for the period October 18, 2007 (inception) through March 31, 2011 was $213,996.  Most of these costs were attributable to professional and contract services related to maintaining our filing status with the SEC and the reverse stock split affected during 2010. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $15,833 for the quarter ended March 31, 2011, compared to $9,026 for the quarter ended March 31, 2010 and a net loss of $200,533 from October 18, 2007 (inception) through March 31, 2011.

Liquidity and Capital Resources

Our cash or cash equivalents on March 31, 2011 were $34,464 compared to cash or cash equivalents on March 31, 2010 of $20,615.

Cash flows used in operating activities were $7,304 for the three months ended March 31, 2011, compared to $9,207 for the three months ended March 31, 2010. We had cash flows used in operating activities of $172,861 from our inception on October 18, 2007 through March 31, 2011.

Net cash used in investing activities was $6 for the three months ended March 31, 2011, compared to net cash provided by investing activities of $13,720 for the three months ended March 31, 2010. Net cash used in investing activities was $161,890 from our inception on October 18, 2007 through March 31, 2011.

Cash flows provided by financing activities were $-0- for the three months ended March 31, 2011 and March 31, 2010.  We generated net proceeds of  $369,215 during the period from our inception on October 18, 2007 through March 31, 2011 related to sales of our common stock.

Over the next twelve months we do not expect any material capital costs in our operations. We plan to buy office equipment to be used in our operations.

Because most of our costs are fixed in amount and and are recurring in nature we expect our quarterly operating expenses to remain consistent throughout 2011.

To try to operate at a break-even level based upon our current level of business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, WestMountain Red, LLC has agreed to loan such funds as may be necessary through December 31, 2011 for working capital purposes but is under no obligation to do so.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $50,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs.  Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2011. However, failure to generate sufficient revenues or sufficient financing when needed could cause us to go out of business.

Plan of Operation for January 1, 2011 to December 31, 2011

 Our plan for the twelve months beginning January 1, 2011 is to make a profit by December 31, 2011. We earn income by holding distressed real estate properties for resale at a future date when market conditions are more favorable. We will screen investments with emphasis towards finding opportunities with long term potential. Our company has no prior history of operating as firm in the distressed real estate business.

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
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2011. If we can become profitable, we could operate at our present level indefinitely.
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

             We have not generated revenues from our inception. As of March 31, 2011, we had a cash position of $34,464 and $7,416 in certificates of deposit.  We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2011. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

      A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

♦	the net asset value of the assets under management to decrease, lowering management fees;

♦	lower investment returns, reducing incentive income;

♦	material reductions in the value of our fund investments in portfolio companies which reduce our ‘‘surplus’’ and, therefore, our ability to realize incentive income from these investments; and

♦	investor redemptions, resulting in lower fees.

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

There has been, and continues to be, a limited public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

♦	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

♦	changes in market valuations of other companies, particularly those that market services such as ours;

♦	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

♦	introduction of product enhancements that reduce the need for the products our projects may develop;

♦	departures of key personnel.

Of our total outstanding shares as of March 31, 2011, a total of 8,325,000, or approximately 92.1%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

            * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 16, 2011.

WEST MOUNTAIN DISTRESSED DEBT, INC.,

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)