Form 10-Q
period 2011-06-30
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2011-08-12
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-53031

WESTMOUNTAIN DISTRESSED DEBT, INC.
(Exact Name of Issuer as specified in its charter)

Colorado	26-1315407
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

123North College Avenue, STE 200 Fort Collins, Colorado	80524
(Address of principal executive offices)	(zip code)

(970) 212-4770
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☑

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August 8, 2011, was 1,808,150.

FORM 10-Q
West Mountain Distressed Debt, Inc.

TABLE OF CONTENTS

		Page
	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010	3

	Statements of Operations (Unaudited) for the three months ended June 30, 2011 and 2010 and for the six months ended June 30, 2011 and 2010 and for the period October 18, 2007 (inception) through June 30, 2011	4

	Statement of Changes in Shareholders’ Equity (Unaudited) for the period October 18, 2007 (inception) through June 30, 2011	5

	Statements of Cash Flows (Unaudited) for the six months ended June 30, 2011 and 2010 and for the period October 18, 2007 (inception) through June 30, 2011	6

	Notes to the Financial Statements	7

Item 2.	Management’s Discussion and Analysis and Plan of Operation	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

Item 4T.	Controls and Procedures	13

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

	Signatures	21

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Distressed Debt, Inc.

ITEM 1.  FINANCIAL STATEMENTS
WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Cash	$4,165	$41,774
Certificates of deposit	7,422	7,410
Convertible note receivable	145,000	145,000
Prepaid expenses	5,606	1,904
Property and equipment, net	-	630
Total assets	$162,193	$196,718
Liabilities and Shareholders' Equity
Liabilities:
Accrued liabilities, related parties	$300	$200
Accrued liabilities	3,400	12,023
Total liabilities	3,700	12,223
Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding 2010 and 2009
Common stock, $.001 par value; 200,000,000 shares authorized,	1,808	1,808
1,808,150 shares issued and outstanding 2011 and 2010
Additional paid-in-capital	367,407	367,407
Deficit accumulated during development stage	(210,722)	(184,720)
Total shareholders' equity	158,493	184,495
Total liabilities and shareholders' equity	$162,193	$196,718

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)
For the three months ended ended June 30, 2011 and 2010
and for the six months ended June 30, 2011 and 2010 and for the period October 18, 2007 (inception) through June 30, 2011

					(Inception)
	For the three months ended. June 30,		For the six months ended, June 30,		Through June 30,
	2011	2010	2011	2010	2011
Operating expenses
Sales, general and administrative expense	$10,174	$8,271	$26,013	$17,656	$224,170
Total operating expenses	10,174	8,271	26,013	17,656	224,170
Net loss from operations	(10,174)	(8,271)	(26,013)	(17,656)	(224,170)
Other income/(expense)
Interest incomeR	5	238	11	597	13,448
Net loss before income taxes	(10,169)	(8,033)	(26,002)	(17,059)	(210,722)
Provision for income taxesR	-	-	-	-	-
Net loss	$(10,169)	$(8,033)	$(26,002)	$(17,059)	$(210,722)
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Basic and diluted weighted average common
shares outstanding	1,808,150	1,808,150	1,808,150	1,808,150

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity (unaudited)
For the period October 18, 2007 (inception) through June 30, 2011

						Deficit
						Accumulated
		Preferred Stock		Common Stock	Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance at October 18, 2007	-	$-	-	$-	$-	$-	-
November 19, 2007 common stock shares sold
at $0.001 per share	-	-	58,000	58	232	-	290
November 20, 2007 common stock shares sold
at $0.01 per share	-	-	47,000	47	2,303	-	2,350
November 28, 2007 common stock shares sold
at $0.04 per share	-	-	1,610,000	1,610	318,390	-	320,000
November 30, 2007 common stock shares sold
at $0.10 per share	-	-	93,150	93	46,482	-	46,575
Net loss, October 18, 2007 (inception) through	-	-	-	-	-	(29,376)	(29,376)
December 31, 2007

Balance at December 31, 2007	-	$-	1,808,150	$1,808	$367,407	(29,376)	$339,839
Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(51,974)	(51,974)

Balance at December 31, 2008	-	$-	1,808,150	$1,808	$367,407	(81,350)	$287,865
Net loss, for the year ended
December 31, 2009	-	-	-	-	-	(54,190)	(54,190)

Balance at December 31, 2009	-	$-	1,808,150	$1,808	$367,407	$(135,540)	$233,675
Net loss, for the year ended
December 31, 2010	-	-	-	-	-	(49,180)	(49,180)

Balance at December 31, 2010	-	$-	1,808,150	$1,808	$367,407	$(184,720)	$184,495
Net loss, for the quarter ended
March 31, 2011	-	-	-	-	-	(15,833)	(15,833)

Balance at March 31, 2011	-	$-	1,808,150	$1,808	$367,407	$(200,553)	$168,662
Net loss, for the quarter ended
June 30, 2011	-	-	-	-	-	(10,169)	(10,169)

Balance at June 30, 2011	-	$-	1,808,150	$1,808	$367,407	$(210,722)	$158,493

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
For the six months ended June 30, 2011 and 2010 and for the
period October 18, 2007 (inception) through June 30, 2011

			October 18, 2007
			(Inception)
	For the six months ended June 30,		Through June 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(26,002)	$(17,059)	$(210,722)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset write off	630	1,622	9,474
Changes in operating assets and operating liabilities:
Prepaid expenses	(3,702)	(927)	(5,606)
Indebtedness to related parties and accrued liabilities	(8,523)	(8,600)	3,700
Net cash (used in) operating activities	(37,597)	(24,964)	(203,154)
Cash flows from investing activities:
Purchases for property and equipment	-	(934)	(9,474)
Note receivable	-	-	(145,000)
Proceed from and (payments for) certificates of deposit	(12)	34,539	(7,422)
Net cash (used in) provided by investing activities	(12)	33,605	(161,896)
Cash flows from financing activities:
Proceeds from sale of common stock	-	-	369,215
Net cash provided by financing activities	-	-	369,215

Net change in cash	(37,609)	8,641	4,165
Cash, beginning of period	41,774	16,102	-
Cash, end of period	$4,165	$24,743	$4,165

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. As of June 30, 2011 and December 31, 2019 there were no cash equivalents.

The Company has made it a policy to invest funds over and above its forecasted operating expenses in certificates of deposit.

(2) Convertible Note Receivable

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

(3) Income Taxes

The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(4) Stockholders Equity

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

(5) Related Parties

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

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2011. Total expenses incurred with Bohemian Companies were $3,000 for each of the quarters ended June 30, 2011 and 2010. As of June 30, 2011 the Company had no balance due to Bohemian Companies, LLC.

We entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc on October 15, 2009, and is considered to be a related party. As of June 30, 2011 an accrual of $300 has been recorded for unpaid services.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q.  This item contains forward-looking statements that involve risks and uncertainties.  Actual results may differ materially from those indicated in such forward-looking statements.

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
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2011. If we can become profitable, we could operate at our present level indefinitely. To date, we have  no pending  discussions with any possible acquisition candidate nor have we any intention of entering into any acquisition.

Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was originally for a term of one year, but it has been extended to December 31, 2011. Total expenses incurred with Bohemian Companies were $3,000 for each of the quarters ended June 30, 2011 and 2010 and $6,000 each for the six months ending June 30, 2011 and 2010.  As of June 30, 2011 the Company did not have a balance due to Bohemian Companies, LLC.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended June 30, 2011, for the quarter ended June 30, 2010 and for the six months ended June 30, 2011 and 2010.

We had no revenues for the quarters ended June 30, 2011 or 2010, and for the six months ended June 30, 2011 or 2010.

Operating expenses, consisting primarily of selling, general and administrative costs were $10,174 for the quarter ended June 30, 2011, compared to $8,271 for the quarter ended June 30, 2010.  Selling, general and administrative costs were $26,013 for the six months ended June 30, 2011, compared to $17,656 for the six months ended June 30, 2010.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $10,169 for the quarter ended June 30, 2011, compared to a net loss of $8,033 for the quarter ended June 30, 2010.  We had a net loss of $26,002 for the six months ended June 30, 2011, compared to a net loss of $17,059 for the six months ended June 30, 2010.

Liquidity and Capital Resources

Our cash  on June 30, 2011 were $4,165.  We had an additional amount of $7,422 in Certificates of Deposit.

Cash flows used in operating activities were $37,597 for the six months ended June 30, 2011, compared to cash flows used in operating activities of $24,964 for the six months ended June 30, 2010.

Net cash used in investing activities was $12 for the six months ended June 30, 2011, compared to net cash provided by investing activities of $33,605 for the six months ended June 30, 2010. The certificates of deposit have decreased from 2010 to 2011. Management continues to monitor our cash position.

Cash flows provided by financing activities were $-0- for the six months ended June 30, 2011 and June 30, 2010.

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
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2011. If we can become profitable, we could operate at our present level indefinitely. To date, we have no pending discussions with any possible acquisition candidate nor have we any intention of  entering into any acquisition.

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

     Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $50,000 and $100,000 for the fiscal year ending December 31, 2011. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

We have not generated revenues from our inception. As of June 30, 2011, we had a cash position of $4,165 and $7,422 in certificates of deposit.  We anticipate that operating costs will range between $50,000 and $100,000, for the fiscal year ending December 31, 2011. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

Of our total outstanding shares as of June 30, 2011, a total of 1,665,306, or approximately 92.1%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

* Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended June 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on XX, 2011.

WEST MOUNTAIN DISTRESSED DEBT, INC.,

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)