Form 10-Q
period 2011-09-30
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2011-11-14
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2011

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☐No ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      ☐                                                                                                             Accelerated filer                                   ☐
Non-accelerated filer        ☐  (Do not check if a smaller reporting company)                          Smaller reporting company                 ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☑

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 3, 2011, was 1,808,150

FORM 10-Q
WestMountain Distressed Debt, Inc.

TABLE OF CONTENTS

PART 1 FINANCIAL INFORMATION

ITEM 1. Financial Statements	3
Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010	3
Statement of Operations (Unaudited) for the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and 2010 and for the period October 18, 2007 (inception) through September 30, 2011	4
Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and 2010 and for the period October 18, 2007 (inception) through September 30, 2011	5
Statement of Shareholders' Equity (Unaudited) for the period October 18, 2007 through September 30, 2011	6
Notes to the Financial Statements	7
ITEM 2. Management's Discussion and Analysis and Plan of Operation	9
ITEM 3. Quantitative and Qualitative Disclosures About Mark Risk	11
ITEM 4. Controls and Procedures	11
ITEM 4T. Controls and Procedures	11

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	12
ITEM 1A. Risk Factors	12
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
ITEM 3. Defaults Upon Senior Securities	17
ITEM 4. Submission of Matters to a Vote of Security Holders	17
ITEM 5. Other Information	17
ITEM 6. Exhibits	17

Signatures	18

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Distressed Debt, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Cash	$939	$41,774
Certificates of deposit	-	7,410
Convertible note receivable	145,000	145,000
Prepaid expenses	3,199	1,904
Property and equipment, net	-	630
Total assets	$149,138	$196,718

Liabilities and Shareholders' Equity
Liabilities:
Accrued liabilities, related parties	$1,200	$200
Accrued liabilities	3,200	12,023
Total liabilities	4,400	12,223

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding 2011 and 2010
Common stock, $.001 par value; 200,000,000 shares authorized,	1,808	1,808
1,808,150 shares issued and outstanding 2011 and 2010
Additional paid-in-capital	367,407	367,407
Deficit accumulated during development stage	(224,477)	(184,720)
Total shareholders' equity	144,738	184,495
Total liabilities and shareholders' equity	$149,138	$196,718

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)
For the three month ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and 2010 and for the
period October 18, 2007 (inception) through September 30, 2011

	For the three months ended.		For the nine months ended,		October 18, 2007 (Inception)Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

Operating expenses
Sales, general and administrative expense	$13,756	$9,707	$39,768	$27,362	$237,925
Total operating expenses	13,756	9,707	39,768	27,362	237,925

Net loss from operations	(13,756)	(9,707)	(39,768)	(27,362)	(237,925)

Other income/(expense)
Interest income	1	182	11	778	13,448
Net loss before income taxes	(13,755)	(9,525)	(39,757)	(26,584)	(224,477)
Provision for income taxes	-	-	-	-	-
Net loss	$(13,755)	$(9,525)	$(39,757)	$(26,584)	$(224,477)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Basic and diluted weighted average common
shares outstanding	1,808,150	1,808,150	1,808,150	1,808,150

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity (unaudited)
For the period October 18, 2007 (inception) through September 30, 2011

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-

November 19, 2007 common stock shares sold
at $0.001 per share	-	-	58,000	58	232	-	290

November 20, 2007 common stock shares sold
at $0.01 per share	-	-	47,000	47	2,303	-	2,350

November 28, 2007 common stock shares sold
at $0.04 per share	-	-	1,610,000	1,610	318,390	-	320,000

November 30, 2007 common stock shares sold
at $0.10 per share	-	-	93,150	93	46,482	-	46,575

Net loss, October 18, 2007 (inception) through	-	-	-	-	-	(29,376)	(29,376)
December 31, 2007

Balance at December 31, 2007	-	$-	1,808,150	$1,808	$367,407	$(29,376)	$339,839

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(51,974)	(51,974)

Balance at December 31, 2008	-	$-	1,808,150	$1,808	$367,407	$(81,350)	$287,865

Net loss, for the year ended
December 31, 2009	-	-	-	-	-	(54,190)	(54,190)

Balance at December 31, 2009	-	$-	1,808,150	$1,808	$367,407	$(135,540)	$233,675

Net loss, for the year ended
December 31, 2010	-	-	-	-	-	(49,180)	(49,180)

Balance at December 31, 2010	-	$-	1,808,150	$1,808	$367,407	$(184,720)	$184,495

Net loss, for the quarter ended
March 31, 2011	-	-	-	-	-	(15,833)	(15,833)

Balance at March 31, 2011	-	$-	1,808,150	$1,808	$367,407	$(200,553)	$168,662

Net loss, for the quarter ended
June 30, 2011	-	-	-	-	-	(10,169)	(10,169)

Balance at June 30, 2011	-	$-	1,808,150	$1,808	$367,407	$(210,722)	$158,493

Net loss, for the quarter ended
September 30, 2011	-	-	-	-	-	(13,755)	(13,755)

Balance at September 30, 2011	-	$-	1,808,150	$1,808	$367,407	$(224,477)	$144,738

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
For the nine months ended September 30, 2011 and 2010 and for the period October 18, 2007 (inception) through September 30, 2011

	For the nine months ended		October 18, 2007 (Inception)Through
	September 30,		September 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(39,757)	$(26,584)	$(224,477)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset write off	630	2,446	9,474
Changes in operating assets and operating liabilities:
Prepaid expenses	(1,295)	(1,467)	(3,199)
Indebtedness to related parties and accrued liabilities	(7,823)	(9,778)	4,400
Net cash (used in) operating activities	(48,245)	(35,383)	(213,802)

Cash flows from investing activities:
Purchases for property and equipment	-	(934)	(9,474)
Note receivable	-	-	(145,000)
Proceed from and (payments for) certificates of deposit	7,410	34,357	-
Net cash (used in) provided by investing activities	7,410	33,423	(154,474)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	369,215
Net cash provided by financing activities	-	-	369,215

Net change in cash	(40,835)	(1,960)	939

Cash, beginning of period	41,774	16,102	-

Cash, end of period	$939	$14,142	$939

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

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of September 30, 2011 there were no cash equivalents.

The Company has made it a policy to invest funds over and above its forecasted operating expenses in certificates of deposit.

(2)   Convertible Note Receivable

On October 19, 2010, the Company entered into a $145,000 promissory note agreement with a private company. The aggregate amount of promissory notes issued by the private company was $600,000. The promissory note is noninterest bearing and due on October 19, 2011. The face value of the promissory note is convertible into preferred stock of the private company. The promissory note is secured by a senior security interest in all tangible and intangible assets of the private company. As of September 30, 2011, the total principal due on the note was $145,000. On November 1, 2011, the Company sold the note to a related party and the principal was paid in full.

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

Effective with the commencement of trading on November 22, 2010, we affected a one-for-five reverse split of our Common Shares. Fractional shares, if any, were rounded up to the next whole number. There was no change in the par value of the Common Shares. As of September 30, 2011 we had 1,808,150 shares issued and outstanding at a par value of $.001 or $1,808.

5)    Related Parties

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

We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2011. Total expenses incurred with Bohemian Companies were $3,000 for each of the quarters ended September 30, 2011 and 2010 and $9,000 each for the nine months ended September 30, 2011 and 2010.  As of September 30, 2011 the Company did not have a balance due to Bohemian Companies, LLC.

We entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc on October 15, 2009, and is considered to be a related party. As of September 30, 2011 an accrual of $200 has been recorded for unpaid services.

As of September 30, 2011, the total principal due on the convertible note receivable was $145,000. On November 1, 2011, the Company sold the note to a related party and the principal was paid in full.

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

General

Our plan for the twelve months beginning January 1, 2012 is to make a profit by December 31, 2012. We earn income by holding distressed real estate properties for resale at a future date when market conditions are more favorable. We will screen investments with emphasis towards finding opportunities with long term potential. Our company has no prior history of operating as firm in the distressed real estate business.

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
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2012. If we can become profitable, we could operate at our present level indefinitely. To date, we have  no pending  discussions with any possible acquisition candidate nor have we any intention of entering into any acquisition.

            Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was originally for a term of one year, but it has been extended to December 31, 2011. Total expenses incurred with Bohemian Companies were $3,000 for each of the quarters ended September 30, 2011 and 2010 and $9,000 each for the nine months ended September 30, 2011 and 2010.  As of September 30, 2011 the Company did not have a balance due to Bohemian Companies, LLC.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarters ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and 2010.

We have not generated revenues from operations since our inception on October 18, 2007.

Operating expenses, consisting primarily of selling, general and administrative costs were $13,756 for the quarter ended September 30, 2011, compared to $9,707 for the quarter ended September 30, 2010.  Selling, general and administrative costs were $39,768 for the nine months ended September 30, 2011, compared to $27,362 for the nine months ended September 30, 2010.  Most of the costs were attributable to professional and contract services. We anticipate professional fees to remain constant until we begin to grow the business.

We had a net loss of $13,755 for the quarter ended September 30, 2011, compared to a net loss of $9,525 for the quarter ended September 30, 2010.  We had a net loss of $39,757 for the nine months ended September 30, 2011, compared to a net loss of $26,584 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

Our cash on September 30, 2011 was $939. Subsequent to that date, the convertible note receivable of $145,000 was sold to a related party and the principal was paid in full.

Over the next twelve months we do not expect to incur any material capital costs in our operations.

Because we do not pay salaries, and our major professional fees are at a fixed price, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, WestMountain Red, LLC has orally agreed to loan such funds as may be necessary through December 31, 2012 for working capital purposes, but is under no binding obligation to do so.

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

Plan of Operation for January 1, 2012 to December 31, 2012

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
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2012. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

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

For our audit as of and for the period ending December 31, 2010, our auditors have expressed doubt about our ability to continue as a going concern as a result of a limited history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

♦	our ability to find suitable investments; and

♦	our ability to generate substantial revenues.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to be approximately $50,000 for the fiscal year ending December 31, 2011. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

We have not generated revenues from our inception. As of September 30, 2011, we had a cash position of $939.  We anticipate that operating costs will be approximately $50,000 for the fiscal year ending December 31, 2011. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

Our largest shareholder, WestMountain Red, LLC, of which Mr. Klemsz is a 16.8% member, owns 1,610,000 shares and thereby controls approximately 89% of our outstanding shares. Because WestMountain Red, LLC individually beneficially controls more than a majority of the outstanding shares, other shareholders, individually or as a group will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

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

Of our total outstanding shares as of November 3, 2011, a total of 1,665,306, or approximately 92.1%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
10.1**	Service Agreement With Bohemian Companies, LLC
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_____________

* Previously filed with Form SB-2 Registration Statement, January 2, 2008.
** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports on Form 8-K were filed for the fiscal quarter ended September 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2011.

WEST MOUNTAIN DISTRESSED DEBT, INC.,

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)