Form 10-K
period 2011-12-31
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2012-03-29
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2011

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
Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []   No [X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []  No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: the registrant’s securities did not trade in a public venue as of the last business day of the registrant’s most recently completed second fiscal quarter. Based upon the last sales of its common stock, the aggregate market value of the voting and non-voting common equity held by non-affiliates approximately $48,101.

FORM 10-K

WestMountain Distressed Debt, Inc.

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “WestMountain Distressed Debt,” “we,” “us,” and “our,” refer to WestMountain Distressed Debt, Inc., a Colorado corporation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on future  revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

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

PART I
Item 1. DESCRIPTION OF BUSINESS.

Narrative Description of the Business

Our original plan was to earn income by holding distressed real estate properties for resale at a future date when market conditions are more favorable. We have decided to expand our business plan to include the potential acquisition of all forms of distressed debt, including real estate mortgages, securities such as promissory notes, and assets acquired through bankruptcy. We will screen investments with emphasis towards finding opportunities with long term potential. We have no prior history of operating  firm in the distressed debt business.

We also continue to develop a proprietary investment screening process to make our investments.  This screening process will be refined as a result of the expanded nature of our business plan. This process will be based upon the experience of our management team and outside consultants.  This process has not been fully developed at this time.

 We plan to act as a holder of all forms of distressed debt by raising, investing and managing private equity and direct investment funds for third parties including high net worth individuals and institutions. As is the industry practice, we plan to earn management fees based on the size of the funds that we manage and incentive income based on the performance of these funds. We do not plan to focus on any particular industry but will look at any and all opportunities.

We are presently planning to develop and implement a web site based operation to gather additional potential investment opportunities beyond what we can generate through our network of contacts. We also plan to utilize the most current technology to analyze investments. We believe the technology will assist in the analysis of each opportunity.

   We operate out of one office in Colorado at123 North College Avenue, Suite 200, Fort Collins, Colorado 80524.  We have no specific plans at this point for additional offices.  However, in the future, we plan to occupy separate office facilities and obtain office furniture and equipment, depending office upon the development of our business plan. If we are not successful in our operations we will be faced with several options:

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

           Effective with the commencement of trading on November 22, 2010, we reverse split our Common Shares. New Common Shares were  issued to shareholders in exchange for their Old Common Shares in the ratio of one New Common Share for each five Old Common Shares held, thus effecting a one-for-five reverse stock split. Fractional shares, if any, were rounded up to the next whole number. There was no change in the par value of the Common Shares.

Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2012. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with  possible acquisition candidates nor have we any intention of doing so.

Operations

At the present time, we operate from one location in Fort Collins, Colorado. Our plan is to make our operation profitable by December 31, 2012. We estimate that we must generate approximately $60,000 in revenues per year to be profitable.  At the present time, we are not generating revenues but continue to develop our business plan. The key for us will be the development of revenues. We believe that we can be profitable or at break even by the end of our next fiscal year, assuming sufficient revenues.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $60,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

            In the next 12 months, we do not intend to spend any material funds on research and development and do not intend to purchase any large equipment.

Markets

We believe that the primary reason that clients would buy from us rather than competitors would be the existing relationships that we can develop. We believe that client loyalty and satisfaction can be the basis for success in this business. Therefore, we plan to develop and expand on already existing relationships to develop a competitive edge. We plan to utilize the expertise of our principal officer to develop our business.

Raw Materials

The use of raw materials is not a material factor in our operations at the present time. The use of raw materials may become a material factor in the future as we develop operations.

Customers and Competition

Our business plan involves acting as a holder of all forms of distressed debt. This business is highly competitive. There are numerous similar companies providing such services in the United States of America. Our competitors will have greater financial resources and more expertise in this business. Our ability to develop our business will depend on our ability to successfully identify investments as well as raise capital through partnership structures in this highly competitive environment. We cannot guarantee that we will be able to do so successfully.

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

These and other factors could reduce our future revenues and earnings and  adversely affect our business in a material manner.

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

Proprietary Information

           We own no proprietary information.

Government Regulation

At some point, we may be required to file to become a registered investment advisor, but we currently do not expect government regulations or environmental laws to have any material impact on us.

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

Our investor relations department can be contacted at our principal executive office located at our principal office, 123 North College Avenue, Ste 200, Fort Collins, Colorado 80524.  Our telephone number is (970) 212-4770. We currently have no website.

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

      For our audit dated December 31, 2011, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

♦	our ability to find suitable investments; and

♦	our ability to generate revenues.

      Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $60,000 and $100,000 for the fiscal year ending December 31, 2012. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

Our lack of operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance. An investor could lose his entire investment.

We have a limited history of operations. An investor has no frame of reference to evaluate our future business prospects. This makes it difficult, if not impossible, to evaluate us as an investment. An investor could lose his entire investment if our future business prospects do not result in our ever becoming profitable.

If we do not generate adequate revenues to finance our operations, our business may fail.

             We have not generated revenues since our inception. As of December 31, 2011, we had a cash position of $135,400. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2012. These operating costs include insurance, taxes, office lease, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

Competition in the investment industry is intense.

      Our business plan involves acting as an acquirer of all forms of distressed debt assets that are being sold at a discount to the original purchase price. This business is highly competitive. There are numerous similar companies providing such services in the United States of America. Our competitors will have greater financial resources and more expertise in this business. Our ability to develop our business will depend on our ability to successfully market our services in this highly competitive environment. We cannot guarantee that we will be able to do so successfully.

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

            We depend almost entirely on the efforts and continued employment of Mr. Klemsz, our President and Treasurer. Mr. Klemsz is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, WestMountain Red, LLC, is our only source of financing. At the present time, there is no agreement between WestMountain Red, LLC and the Company for WestMountain Red, LLC to provide any additional funding to the Company. We have no indication that WestMountain Red, LLC would refuse to lend us funds if we should ask. It would be very difficult to find a financing source to replace WestMountain Red, LLC.   The loss of any potential funding from WestMountain Red, LLC  could have a material adverse effect on our business. At the present time, we have no definitive plans for financing in place, other than the funds which we have already obtained.  We do not have an employment contract with Mr. Klemsz, and we do not carry key person insurance on his life. The loss of the services of Mr. Klemsz through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as Mr. Klemsz and a financing source to replace WestMountain Red, LLC.

Our revenue and profitability fluctuate, particularly inasmuch as we cannot predict the timing of realization events in our business, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause volatility in the price of our shares.

      We may experience significant variations in revenues and profitability during the year and among years if we are paid incentive income from certain funds only when investments are realized, rather than periodically on the basis of increases in the funds’ net asset values. The timing and receipt of incentive income generated by our funds is event driven and thus highly variable, which contributes to the volatility of our revenue, and our ability to realize incentive income from our funds, may be limited. We cannot predict when, or if, any realization of investments will occur. If we were to have a realization event in a particular quarter, it may have a significant impact on our revenues and profits for that particular quarter which may not be replicated in subsequent quarters. In addition, our investments would be  adjusted for accounting purposes to fair value at the end of each quarter, resulting in revenue attributable to our principal investments, even though we receive no cash distributions from our funds, which could increase the volatility of our quarterly earnings.

Difficult market conditions could adversely affect our funds in many ways, including by reducing the value or performance of the investments made by our funds and reducing the ability of our funds to raise or deploy capital, which could materially reduce our revenue and results of operations.

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

We have only operated as a public company since December, 2009. We have been listed to trade on the OTC Bulletin Board under the trading symbol WMDS since January, 2010. Thus, we have limited experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

We may be required to register under the Investment Company Act of 1940, or the Investment Advisors Act, which could increase the regulatory burden on us and could negatively affect the price and trading of our securities.

Because our proposed business involves the acquisition of distressed debt assets that are being sold at a discount to the original purchase price, we may be required to register as an investment company under the Investment Company Act of 1940 or the Investment Advisors Act and analogous state law. While we believe that we are currently either not an investment company or an investment advisor or are exempt from registration as an investment company under the Investment Company Act of 1940 or the Investment Advisors Act and analogous state law, either the SEC or state regulators, or both, may disagree and could require registration either immediately or at some point in the future. As a result, there could be an increased regulatory burden on us which could negatively affect the price and trading of our securities.

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

 ●    actual or anticipated fluctuations in our operating results;

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

 ●    departures of key personnel.

Of our total outstanding shares as of December 31, 2011, a total of 1,655,000, or approximately 92%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000, exclusive of the value of principal residence, or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

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

 ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 123 North College Avenue, Ste 200, Fort Collins, Colorado 80524, and our telephone number is (970) 212-4770. Our initial office is leased from an unaffiliated third party under a lease for $287 per month.  We own no real estate nor have plans to acquire any real estate.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2011, there were sixty record holders of our common stock and there were 1,808,150 shares of our common stock outstanding.

Principal Market or Markets

Our common stock has been listed for trading on the NASD Over-the-Counter Bulletin Board since January, 2010.  Currently, our common stock is under the symbol WMDS. We have,had no active trading market for the common stock to date.

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

Results of Operations

From our inception on October 18, 2007 through December 31, 2011, we generated no revenue and have accumulated losses of $242,966.  For the year ended December 31, 2011 we recorded a net loss of $58,246.  For the year ended December 31, 2010, we recorded a net loss of $49,180.

Our independent auditors  have expressed doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop distressed debt investments that will  generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the period from our inception on October 18, 2007 through December 31, 2011, was $256,415. We recorded $58,258 in general and administrative expenses for the year ended December 31, 2011.  We recorded $50,172 in general and administrative expenses for the year ended December 31, 2010.  The major components of general and administrative expenses are  professional fees, which include legal and accounting costs.

We currently have no revenue but continue to develop our plan.

Because we do not pay salaries, and our major professional fees are negotiated in advance, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of business activity, we believe that we must generate approximately $60,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, WestMountain Red, LLC has orally agreed to loan such funds as may be necessary through December 31, 2012 for working capital purposes, but is under no binding obligation to do so.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $60,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of December 31, 2011, we had cash of $135,400.

Net cash used in operating activities was $58,784 for the fiscal year ended December 31, 2011 compared to net cash used in operating activities of $45,219 for the fiscal year ended December 31, 2010.  Net cash used in operating activities was $224,341 from our inception on October 18, 2007 through December 31, 2011.

Cash flows provided by investing activities were $152,410 for the fiscal years ended December 31, 2011 compared to net cash used in investing activities of $70,891 for the fiscal year ended December 31, 2010.  Cash flows used in investing activities were $9,474 from our inception on October 18, 2007 through December 31, 2011. The main activity in our 2011 investing activities was money received from monetizing our note receivable for gross proceeds of $145,000.

There were no cash flows used or provided by financing activities for the fiscal year ended December 31, 2011 and 2010. Cash flows provided by financing activities were $369,215 from our inception on October 18, 2007 through December 31, 2011.  These cash flows were all related to sales of stock.

Over the next twelve months we do not expect to incur  material  capital costs to develop operations

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can develop sufficient revenue within our present organizational structure and resources to become profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months.

Our principal source of liquidity will be our current working capital.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop distressed debt investments that will  generate revenues.

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

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to the realization of our deferred tax assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TABLE OF CONTENTS

Page

Reports of Independent Registered Public Accounting Firms	18

Balance Sheets at December 31, 2011 and 2010	19

Statements of Operations for the years ended December 31, 2011 and December 31, 2010, and for the period from October 18, 2007 (inception) through December 31, 2011	20

Statement of Changes in Shareholders’ Equity for the period from October 18, 2007 (inception) through December 31, 2011	21

Statements of Cash Flows for the years ended December 31, 2011 and December 31, 2010, and for the period from October 18, 2007 (inception) through December 31, 2011	22

Notes to Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
WestMountain Distressed Debt, Inc.
Fort Collins, Colorado

We have audited the accompanying balance sheets of WestMountain Distressed Debt, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the period from October 18, 2007 (inception) through December 31, 2011.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years then ended, and the period from October 18, 2007 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

Ehrhardt Keefe Steiner & Hottman PC

March 28, 2012
Fort Collins, Colorado

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Balance Sheets
At December 31, 2011 and 2010
	December 31,
	2011	2010

Assets
Cash	$135,400	$41,774
Certificates of deposit	-	7,410
Convertible note receivable	-	145,000
Prepaid expenses	1,849	1,904
Property and equipment, net	-	630
Total assets	$137,249	$196,718

Liabilities and Shareholders' Equity
Liabilities:
Accrued liabilities, related parties	$400	$200
Accrued liabilities	10,600	12,023
Total liabilities	11,000	12,223

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding 2011 and 2010
Common stock, $.001 par value; 200,000,000 shares authorized,	1,808	1,808
1,808,150 shares issued and outstanding 2011 and 2010
Additional paid-in-capital	367,407	367,407
Deficit accumulated during development stage	(242,966)	(184,720)
Total shareholders' equity	126,249	184,495
Total liabilities and shareholders' equity	$137,249	$196,718

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Operations
For the years ended December 31, 2011 and 2010 and for the
period October 18, 2007 (inception) through December 31, 2011

	For the years ended December 31,		October 18, 2007 (Inception) Through December 31,
	2011	2010	2011

Operating expenses
Sales, general and administrative expense	$58,258	$50,172	$256,415
Total operating expenses	58,258	50,172	256,415

Net loss from operations	(58,258)	(50,172)	(256,415)

Other income/(expense)
Interest income	12	992	13,449
Net loss before income taxes	(58,246)	(49,180)	(242,966)
Provision for income taxes	-	-	-
Net loss	$(58,246)	$(49,180)	$(242,966)

Basic and diluted loss per share	$(0.03)	$(0.03)
Basic and diluted weighted average common
shares outstanding	1,808,150	1,808,150

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For the period October 18, 2007 (inception) through December 31, 2011
						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-

November 19, 2007 common stock shares sold
at $0.001 per share	-	-	58,000	58	232	-	290

November 20, 2007 common stock shares sold
at $0.01 per share	-	-	47,000	47	2,303	-	2,350

November 28, 2007 common stock shares sold
at $0.04 per share	-	-	1,610,000	1,610	318,390	-	320,000

November 30, 2007 common stock shares sold
at $0.10 per share	-	-	93,150	93	46,482	-	46,575

Net loss, October 18, 2007 (inception) through	-	-	-	-	-	(29,376)	(29,376)
December 31, 2007

Balance at December 31, 2007	-	$-	1,808,150	$1,808	$367,407	$(29,376)	$339,839

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(51,974)	(51,974)

Balance at December 31, 2008	-	$-	1,808,150	$1,808	$367,407	$(81,350)	$287,865

Net loss, for the year ended
December 31, 2009	-	-	-	-	-	(54,190)	(54,190)

Balance at December 31, 2009	-	$-	1,808,150	$1,808	$367,407	$(135,540)	$233,675

Net loss, for the year ended
December 31, 2010	-	-	-	-	-	(49,180)	(49,180)

Balance at December 31, 2010	-	$-	1,808,150	$1,808	$367,407	$(184,720)	$184,495

Net loss, for the year ended
December 31, 2011	-	-	-	-	-	(58,246)	(58,246)

Balance at December 31, 2011	-	$-	1,808,150	$1,808	$367,407	$(242,966)	$126,249

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the years ended December 31, 2011 and 2010 and for the
period October 18, 2007 (inception) through December 31, 2011
			October 18, 2007
			(Inception)
	For the years ended December 31,		Through December 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(58,246)	$(49,180)	$(242,966)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset write off	630	3,259	9,474
Changes in operating assets and operating liabilities:
Prepaid expenses	55	1,279	(1,849)
Indebtedness to related parties and accrued liabilities	(1,223)	(577)	11,000
Net cash (used in) operating activities	(58,784)	(45,219)	(224,341)

Cash flows from investing activities:
Purchases for property and equipment	-	(923)	(9,474)
Note receivable	145,000	(145,000)	-
Redemption of (purchase of) certificates of deposit	7,410	216,814	-
Net cash provided by(used in) investing activities	152,410	70,891	(9,474)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	369,215
Net cash provided by financing activities	-	-	369,215

Net change in cash	93,626	25,672	135,400

Cash, beginning of period	41,774	16,102	-

Cash, end of period	$135,400	$41,774	$135,400

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

The Company is a development stage enterprise.  The Company’s plan is to act as an acquirer of all forms of distressed debt that are being sold at a discount to the original purchase price.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  As of December 31, 2011 and December 31, 2010 there were no cash equivalents.

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

Loss per Common Share
Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. At December 31, 2011 and December 31, 2010, there were no potentially dilutive securities outstanding.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financials

1)    Nature of Organization and Summary of Significant Accounting Policies (Continued)

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

Income Taxes
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Considerable judgment is required in determining when these events may occur and whether recovery of an asset, including the utilization of a net operating loss or other carryforward prior to its expiration, is more likely than not.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax years 2007-2011 remain open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Fiscal Year-end
The Company operates on a December 31 year-end.

(2)   Certificates of Deposit

The Company has made it a policy to invest funds over and above its forecasted operating expenses in certificates of deposit. As of December 31, 2011 and 2010, the Company had $-0- and $7,410 respectively in certificates of deposit.

(3)  Property and Equipment

The Company’s property and equipment consists of a computer and related software.  For the year ended December 31, 2011 the Company recorded $630 in depreciation expense and $3,259 for the year ended December 31, 2010.  October 18, 2007 (inception) to December 31, 2010 the Company recorded $9,474 in depreciation expense. As of December 31, 2011,  property and equipment is  fully depreciated.

(4)  Note Receivable

On October 19, 2010, the Company entered into a $145,000 promissory note agreement with a private company.  The aggregate amount of promissory notes issued by the private company was $600,000.  The promissory note was noninterest bearing. On November 1, 2011, the Company sold the note to a related party for gross proceeds of $145,000.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financials

(5)  Income Taxes

Income taxes consists of the following:

Provision for taxes
	2011	2010
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Income tax expense (benefit)	$-	$-

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financials

(5)  Income Taxes (continued)

Deferred taxes consists of:
	December 31,
	2011	2010
Deferred tax assets:
Current
Compensation Accruals	$-	$-
Research & Development Credits	-	-
Alternative Minimum Tax Credits	-	-
Bad Deb Reserve	-	-
Prepaid Expenses	(350)	(361)
Fixed Assets	91	39
Unrealized Losses	-	-
Amortizable Assets	1,697	1,853
Net operating loss carryforwards	44,572	33,449
Total current deferred tax asset	46,010	34,980
Long-term
Net operating loss carryforwards	-	-
Research & Development Credits	-	-
Alternative Minimum Tax Credits	-	-
Deferred Revenue	-	-
Accumulated OCI	-	-
Other Liabilities	-	-
Total long-term deferred tax asset net	-	-
Total deferred tax assets	46,010	34,980
Valuation allowance	(46,010)	(34,980)
Net deferred tax assets	$-	$-

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financials

(5)  Income Taxes (continued)

The expense or benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income or loss before income taxes as follows for the years ended:

	2011	2010
U.S. federal income tax expense\(benefit) at statutory rates	(8,737)	(7,377)
Permanent differences	-	-
State income tax expense\(benefit), net of federal impact	(2,293)	(1,935)
Other
Change in valuation allowance	11,030	9,312
	-	-

Reconciliation of change in the net deferred tax assets and liabilities:
2011
Net change in deferred income tax assets and liabilities from the preceeding table:	$-
Net change in deferred income tax assets and liabilities associated with Other Comprehensive Income	-

Deferred income tax provision for the period	-

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

Effective with the commencement of trading on November 22, 2010, we reverse split our Common Shares. New Common Shares were issued to shareholders in exchange for their Old Common Shares in the ratio of one New Common Share for each five Old Common Shares held, thus effecting a one-for-five reverse stock split. Fractional shares, if any, were rounded up to the next whole number. There was no change in the par value of the Common Shares. As of December 31, 2011 we had $1,808,150 shares issued and outstanding at a par value of $.001 or $1,808.

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

This Service Agreement was for the term of one year, ending December 31, 2009 but has been extended to December 31, 2012. Total expenses incurred with Bohemian Companies were $12,000 each for the years ended December 31, 2011 and 2010.  As of December 31, 2011 the Company had no balance due to Bohemian Companies, LLC.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc on October 15, 2009, and is considered to be a related party.  As of December 31, 2011, an accrual of $400 has been recorded for unpaid services.

 ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2011.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2011.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian L. Klemsz	53	President, Treasurer, Director
Joni K Troska	52	Secretary

Mr. Klemsz has been the Company’s President, Treasurer, and sole Director since our inception. Since March, 2007, he has been the Chief Investment Officer of BOCO Investments, LLC.  He was President and Chief Investment Officer for GDBA Investments, LLLP, a private investment partnership from May, 2000 until February, 2007. From 2007 to the present he has been the President, Secretary-Treasurer, and sole Director of WestMountain Alternative Energy, Inc., and WestMountain Asset Management, Inc., which are public companies. He is also a member of the Board of Directors of Nexcore Healthcare Capital Corp Inc., a public company and is Chairman of their Board’s audit committee. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

Ms. Troska has been the Company’s Secretary since October, 2009. She was the corporate Secretary of CapTerra Financial Group, Inc., “CPTA”, (currently Nexcore Healthcare Capital Corp Inc.), a public company, since January 20, 2009. From August 2009 through September 29, 2010, she was appointed Treasurer and Chief Financial Officer of CPTA.  Prior to 2009 she was Secretary-Treasurer from its inception in April, 2003 until 2005. She started SP Business Solutions, a business consulting service, in April, 2002. Prior to that period, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado.  While employed by Advanced Energy, she obtained her business degree in July 2001.

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

We have entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for us.  The owner, Ms. Joni Troska, was appointed our corporate Secretary on October 15, 2009 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2011 an accrual of $400 has been recorded for unpaid services. Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officers or director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2011, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 1,808,150 common shares were issued and outstanding as of December 31, 2011.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

WestMountain Red, LLC(3)	1,610,000	89%
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

Brian L. Klemsz	(3)
123 North College Avenue, Ste 200
Fort Collins, Colorado 80524

Joni K. Troska 123 North College Avenue, Ste 200 Fort Collins, Colorado 80254	20,000	1.11%

All Officers and Directors as a Group	290,480	16.07%
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

We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but has been extended to December 31, 2012. Total expenses incurred with Bohemian Companies were $12,000 each for the years ended December 31, 2011 and 2010.  As of December 31, 2011 the Company had no balance due to Bohemian Companies, LLC.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc on October 15, 2009, and is considered to be a related party.  As of December 31, 2011 an accrual of $400 has been recorded for unpaid services.

As of September 30, 2011, the total principal due on the convertible note receivable was $145,000. On November 1, 2011, the Company sold the note to a related party and the principal was paid in full.

We operate out of one office in Colorado at 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524.  We have no specific plans at this point for additional offices.  We lease our office monthly at the rate of $288 per month.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, Ehrhardt Keefe Steiner & Hottman, P.C., Certified Public Accountants billed an aggregate of $15,400 for the year ended December 31, 2011 and an aggregate of $11,350 for the year ended December 31, 2010 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2012.

WESTMOUNTAIN DISTRESSED DEBT, INC.

By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: March 28, 2012	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director