Form 10-Q
period 2012-03-31
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2012-05-08
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2012

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [✓]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [✓]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []                                                                                                           Accelerated filer []
Non-accelerated filer []  (Do not check if a smaller reporting company)                          Smaller reporting company  [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [✓]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 31, 2012, was 1,808,150.

FORM 10-Q
West Mountain Distressed Debt, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011	3

Statements of Operations (Unaudited) for the three months ended March 31, 2012 and 2011 and for the period October 18, 2007 (inception) through March 31, 2012	4

Statement of Changes in Shareholders’ Equity (Unaudited) for the period October 18, 2007 (inception) through March 31, 2012	5

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011 and for the period October 18, 2007 (inception) through March 31, 2012	6

Notes to the Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

Item 4T. Controls and Procedures	11

PART II OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Distressed Debt, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Balance Sheets
	(Unaudited)
	March 31,	December 31,
	2012	2011

Assets
Cash	$120,733	$135,400
Prepaid expenses	473	1,849
Total assets	$121,206	$137,249

Liabilities and Shareholders' Equity
Liabilities:
Accrued liabilities, related parties	$700	$400
Accrued liabilities	4,717	10,600
Total liabilities	5,417	11,000

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding 2012 and 2011
Common stock, $.001 par value; 200,000,000 shares authorized,	1,808	1,808
1,808,150 shares issued and outstanding 2012 and 2011
Additional paid-in-capital	367,407	367,407
Deficit accumulated during development stage	(253,426)	(242,966)
Total shareholders' equity	115,789	126,249
Total liabilities and shareholders' equity	$121,206	$137,249

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)
For the three months ended March 31, 2012 and 2011 and for the period October 18, 2007 (inception) through March 31, 2012

			October 18, 2007
			(Inception)
	For the three months ended,		Through
	March 31,		March 31,
	2012	2011	2012

Operating expenses
Sales, general and administrative expense	$10,460	$15,839	$266,875
Total operating expenses	10,460	15,839	266,875

Net loss from operations	(10,460)	(15,839)	(266,875)

Other income/(expense)
Interest income	0	6	13,449
Net loss before income taxes	(10,460)	(15,833)	(253,426)
Provision for income taxes	-	-	-
Net loss	$(10,460)	$(15,833)	$(253,426)

Basic and diluted loss per share	$(0.01)	$(0.01)
Basic and diluted weighted average common
shares outstanding	1,808,150	1,808,150

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity (Unaudited)
For the period October 18, 2007 (inception) through March 31, 2012
						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-

November 19, 2007 common stock shares sold
at $0.001 per share	-	-	58,000	58	232	-	290

November 20, 2007 common stock shares sold
at $0.01 per share	-	-	47,000	47	2,303	-	2,350

November 28, 2007 common stock shares sold
at $0.04 per share	-	-	1,610,000	1,610	318,390	-	320,000

November 30, 2007 common stock shares sold
at $0.10 per share	-	-	93,150	93	46,482	-	46,575

Net loss, October 18, 2007 (inception) through	-	-	-	-	-	(29,376)	(29,376)
December 31, 2007

Balance at December 31, 2007	-	$-	1,808,150	$1,808	$367,407	$(29,376)	$339,839

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(51,974)	(51,974)

Balance at December 31, 2008	-	$-	1,808,150	$1,808	$367,407	$(81,350)	$287,865

Net loss, for the year ended
December 31, 2009	-	-	-	-	-	(54,190)	(54,190)

Balance at December 31, 2009	-	$-	1,808,150	$1,808	$367,407	$(135,540)	$233,675

Net loss, for the year ended
December 31, 2010	-	-	-	-	-	(49,180)	(49,180)

Balance at December 31, 2010	-	$-	1,808,150	$1,808	$367,407	$(184,720)	$184,495

Net loss, for the year ended
December 31, 2011	-	-	-	-	-	(58,246)	(58,246)

Balance at December 31, 2011	-	$-	1,808,150	$1,808	$367,407	$(242,966)	$126,249

Net loss, for the quarter ended
March 31, 2012	-	-	-	-	-	(10,460)	(10,460)

Balance at March 31, 2012	-	$-	1,808,150	$1,808	$367,407	$(253,426)	$115,789

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2012 and 2011 and for the period October 18, 2007 (inception) through March 31, 2012
			October 18, 2007
			(Inception)
	For the three months ended, March 31,		Through March 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(10,460)	$(15,833)	$(253,426)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset write off	-	444	9,474
Changes in operating assets and operating liabilities:
Prepaid expenses	1,376	(34)	(473)
Indebtedness to related parties and accrued liabilities	(5,583)	8,119	5,417
Net cash (used in) operating activities	(14,667)	(7,304)	(239,008)

Cash flows from investing activities:
Purchases for property and equipment	-	-	(9,474)
Redemption of (purchase of) certificates of deposit	-	(6)	-
Net cash provided by(used in) investing activities	-	(6)	(9,474)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	369,215
Net cash provided by financing activities	-	-	369,215

Net change in cash	(14,667)	(7,310)	120,733

Cash, beginning of period	135,400	41,774	-

Cash, end of period	$120,733	$34,464	$120,733

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

Unaudited Interim Financial Statements
We have prepared our unaudited interim financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of March 31, 2012, the interim results of operations for the three ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. These interim statements have not been audited. The balance sheet as of December 31, 2011 was derived from our audited consolidated financial statements included in our annual report on Form 10-K. The interim condensed consolidated financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2011. The unaudited condensed consolidated financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

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

(2) Income Taxes

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

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

5)    Related Parties

Bohemian Companies, LLC and BOCO Investments, LLC are two companies under common control. Mr. Klemsz, our President, has been the Chief Investment Officer of BOCO Investments, LLC since March 2007. Since there is common control between the two companies and a relationship with our Company President, we are considering all transactions with Bohemian Companies, LLC, to be related party transactions.

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

We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2012. Total expenses incurred with Bohemian Companies were $3,000 for each of the quarters ended March 31, 2012 and 2011.  As of March 31, 2012 the Company did not have a balance due to Bohemian Companies, LLC.

We entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc on October 15, 2009, and is considered to be a related party. As of March 31, 2012 an accrual of $700 has been recorded for unpaid services.

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

Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf. We will receive invoices not less than quarterly from Bohemian Companies, LLC. This Service Agreement matures on December 31, 2012.  Total expenses incurred with Bohemian Companies were $3,000 for the quarter ended March 31, 2012.  As of March 31, 2012 the Company had a balance due to Bohemian Companies, LLC of $-0- .

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended March 31, 2012, for the quarter ended March 31, 2011 and for inception through March 31, 2012.  We have not generated any revenues since our inception.

            The total administrative expense recorded on the financials for the quarters ended March 31, 2012 and 2011 were $10,460 and $15,839 respectively and for the period October 18, 2007 (inception) through March 31, 2012 was $266,875.  Most of these costs were attributable to professional and contract services related to maintaining our filing status with the SEC. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $10,460 for the quarter ended March 31, 2012, compared to $15,833 for the quarter ended March 31, 2011 and a net loss of $253,426 from October 18, 2007 (inception) through March 31, 2012.

Liquidity and Capital Resources

Our cash on March 31, 2012 was $120,733 compared to cash or cash equivalents on March 31, 2011 of $34,464.

Cash flows used in operating activities were $14,667 for the three months ended March 31, 2012, compared to $7,304 for the three months ended March 31, 2011. We had cash flows used in operating activities of $239,008 from our inception on October 18, 2007 through March 31, 2012.

Net cash used in investing activities was $-0- for the three months ended March 31, 2012, compared to net cash provided by investing activities of $6 for the three months ended March 31, 2011. Net cash used in investing activities was $9,474 from our inception on October 18, 2007 through March 31, 2012.

Cash flows provided by financing activities were $-0- for the three months ended March 31, 2012 and March 31, 2011.  We generated net proceeds of $369,215 during the period from our inception on October 18, 2007 through March 31, 2012 related to sales of our common stock.

Over the next twelve months we do not expect any material capital costs in our operations.

Because most of our costs are fixed in amount and are recurring in nature we expect our quarterly operating expenses to remain consistent throughout 2012.

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

      For our audit as of December 31, 2011, our accountants have expressed doubt about our ability to continue as a going concern as a result of a limited history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to find suitable investments; and

●	our ability to generate substantial revenues.

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

             We have not generated revenues from our inception. As of March 31, 2012, we had a cash position of $120,733.  We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2012. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

Of our total outstanding shares as of March 31, 2012, a total of 1,655,000, or approximately 92%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Our shares are considered as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000, exclusive of principal residence, or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

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

    * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
    ** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on XX, 2012.

WEST MOUNTAIN DISTRESSED DEBT, INC.,

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)