Form 10-Q/A
period 2012-03-31
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2012-05-08
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012, as filed with the Securities and Exchange Commission on May 7, 2012, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report provides the following items from our Form 10-Q formatted in eXtensible Business Reporting Language (XBRL):

No other changes have been made to the Form 10-Q other than those described herein.

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