Form 10-Q
period 2012-09-30
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2012-11-02
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2012

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, September 30, 2012, was 1,808,150.

FORM 10-Q
West Mountain Distressed Debt, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011	3

Statements of Operations (Unaudited) for the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2012 and 2011, and for the period October 18, 2007 (inception) through June 30, 2012	4

Statement of Changes in Shareholders’ Equity (Unaudited) for the period October 18, 2007 (inception) through September 30, 2012	5

Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and 2011 and for the period October 18, 2007 (inception) through September 30, 2012	6

Notes to the Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

Item 4T. Controls and Procedures	11

PART II OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Distressed Debt, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Balance Sheets
	(Unaudited)
	September 30,	December 31,
	2012	2011

Assets
Cash	$97,801	$135,400
Prepaid expenses	503	1,849
Total assets	$98,304	$137,249

Liabilities and Shareholders' Equity
Liabilities:
Accrued liabilities, related parties	$400	$400
Accrued liabilities	5,617	10,600
Total liabilities	6,017	11,000

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding 2012 and 2011
Common stock, $.001 par value; 200,000,000 shares authorized,	1,808	1,808
1,808,150 shares issued and outstanding 2012 and 2011
Additional paid-in-capital	367,407	367,407
Deficit accumulated during development stage	(276,928)	(242,966)
Total shareholders' equity	92,287	126,249
Total liabilities and shareholders' equity	$98,304	$137,249

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)
For the three months ended September 30, 2012 and 2011 and for the nine months ended September 30, 2012 and 2011 and for the period
October 18, 2007 (inception) through September 30, 2012
					October 18, 2007
					(Inception)
	For the three months ended, September 30,		For the nine months ended September 30,		Through September 30,
	2012	2011	2012	2011	2012

Operating expenses
Sales, general and administrative expense	$10,266	$13,756	$33,962	$39,768	$290,377
Total operating expenses	10,266	13,756	33,962	39,768	290,377

Net loss from operations	(10,266)	(13,756)	(33,962)	(39,768)	(290,377)

Other income/(expense)
Interest income	0	1	0	11	13,449
Net loss before income taxes	(10,266)	(13,755)	(33,962)	(39,757)	(276,928)
Provision for income taxes	-	-			-
Net loss	$(10,266)	$(13,755)	$(33,962)	$(39,757)	$(276,928)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Basic and diluted weighted average common
shares outstanding	1,808,150	1,808,150	1,808,150	1,808,150

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity (Unaudited)
For the period October 18, 2007 (inception) through September 30, 2012
						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-

November 19, 2007 common stock shares sold
at $0.001 per share	-	-	58,000	58	232	-	290

November 20, 2007 common stock shares sold
at $0.01 per share	-	-	47,000	47	2,303	-	2,350

November 28, 2007 common stock shares sold
at $0.04 per share	-	-	1,610,000	1,610	318,390	-	320,000

November 30, 2007 common stock shares sold
at $0.10 per share	-	-	93,150	93	46,482	-	46,575

Net loss, October 18, 2007 (inception) through	-	-	-	-	-	(29,376)	(29,376)
December 31, 2007

Balance at December 31, 2007	-	$-	1,808,150	$1,808	$367,407	$(29,376)	$339,839

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(51,974)	(51,974)

Balance at December 31, 2008	-	$-	1,808,150	$1,808	$367,407	$(81,350)	$287,865

Net loss, for the year ended
December 31, 2009	-	-	-	-	-	(54,190)	(54,190)

Balance at December 31, 2009	-	$-	1,808,150	$1,808	$367,407	$(135,540)	$233,675

Net loss, for the year ended
December 31, 2010	-	-	-	-	-	(49,180)	(49,180)

Balance at December 31, 2010	-	$-	1,808,150	$1,808	$367,407	$(184,720)	$184,495

Net loss, for the year ended
December 31, 2011	-	-	-	-	-	(58,246)	(58,246)

Balance at December 31, 2011	-	$-	1,808,150	$1,808	$367,407	$(242,966)	$126,249

Net loss, for the quarter ended
March 31, 2012	-	-	-	-	-	(10,460)	(10,460)

Balance at March 31, 2012	-	$-	1,808,150	$1,808	$367,407	$(253,426)	$115,789

Net loss, for the quarter ended
June 30, 2012	-	-	-	-	-	(13,236)	(13,236)

Balance at June 30, 2012	-	$-	1,808,150	$1,808	$367,407	$(266,662)	$102,553

Net loss, for the quarter ended
September 30, 2012	-	-	-	-	-	(10,266)	(10,266)

Balance at September 30, 2012	-	$-	1,808,150	$1,808	$367,407	$(276,928)	$92,287

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2012 and 2011 and for the period October 18, 2007 (inception) through September 30, 2012
			October 18, 2007
			(Inception)
	For the nine months ended, September 30,		Through September 30,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(33,962)	$(39,757)	$(276,928)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset write off	-	630	9,474
Changes in operating assets and operating liabilities:
Prepaid expenses	1,346	(1,295)	(503)
Indebtedness to related parties and accrued liabilities	(4,983)	(7,823)	6,017
Net cash (used in) operating activities	(37,599)	(48,245)	(261,940)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(9,474)
Redemption of (purchase of) certificates of deposit	-	7,410	-
Net cash provided by (used in) investing activities	-	7,410	(9,474)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	369,215
Net cash provided by financing activities	-	-	369,215

Net change in cash	(37,599)	(40,835)	97,801

Cash, beginning of period	135,400	41,774	-

Cash, end of period	$97,801	$939	$97,801

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

The Company is a development stage enterprise.  The Company’s original plan was to earn income by holding distressed real estate properties for resale at a future date when market conditions are more favorable. The Company has decided to expand its business plan to include the potential acquisition of all forms of distressed debt, including real estate mortgages, securities such as promissory notes, and assets acquired through bankruptcy. The Company will screen investments with emphasis towards finding opportunities with long term potential.

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

Unaudited Interim Condensed Financial Statements
We have prepared our unaudited interim condensed financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our consolidated financial position as of September 30, 2012, the interim results of operations for the three and nine months ended September 30, 2012 and 2011, and the period from inception to September 30, 2012, and cash flows for the nine months ended September 30, 2012 and 2011 and the period from inception to September 30, 2012. These interim statements have not been audited. The balance sheet as of December 31, 2011 was derived from our audited financial statements included in our annual report on Form 10-K. The interim condensed financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2011. The unaudited condensed financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

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

Effective with the commencement of trading on November 22, 2010, we reverse split our Common Shares. New Common Shares were issued to shareholders in exchange for their Old Common Shares in the ratio of one New Common Share for each five Old Common Shares held, thus effecting a one-for-five reverse stock split. Fractional shares, if any, were rounded up to the next whole number. There was no change in the par value of the Common Shares. As of September 30, 2012 we had $1,808,150 shares issued and outstanding at a par value of $.001 or $1,808.

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

We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2012. Total expenses incurred with Bohemian Companies were $3,000 for each of the two quarters in the periods ended September 30, 2012 and 2011.  As of September 30, 2012 the Company did not have a balance due to Bohemian Companies, LLC.

We entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc on October 15, 2009, and is considered to be a related party. Total expenses incurred with SP were $400 for each of the two quarters in the period ended September 30, 2012 and 2011. As of September 30, 2012 an accrual of $400 has been recorded for unpaid services.

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

General

Our original plan was to earn income by holding distressed real estate properties for resale at a future date when market conditions are more favorable. We have decided to expand our business plan to include the potential acquisition of all forms of distressed debt, including real estate mortgages, securities such as promissory notes, and assets acquired through bankruptcy. We will screen investments with emphasis towards finding opportunities with long term potential. We have no prior history of operating as a firm in the distressed debt business.

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

Our principal business address is 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.  On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement.  We will compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC who performs services on our behalf.  This Service Agreement matures on December 31, 2012.  Total expenses incurred with Bohemian Companies were $3,000 for each of the quarters in the periods ended September 30, 2012 and 2011.  As of September 30, 2012 the Company had a balance due to Bohemian Companies, LLC of $-0- .

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended September 30, 2012, for the quarter ended September 30, 2011 and for the nine months ended September 30, 2012 and 2011.

We have not generated operating revenues since our inceptions.

Operating expenses, consisting primarily of selling, general and administrative costs were $10,266 for the quarter ended September 30, 2012, compared to $13,756 for the quarter ended September 30, 2011.  Selling, general and administrative costs were $33,962 for the nine months ended September 30, 2012, compared to $39,768 for the nine months ended September 30, 2011.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $10,266 for the quarter ended September 30, 2012, compared to a net loss of $13,755 for the quarter ended September 30, 2011.  We had a net loss of $33,962 for the nine months ended September 30, 2012, compared to a net loss of $39,757 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Our cash on September 30, 2012 was $97,801.

Cash flows used in operating activities were $37,599 for the nine months ended September 30, 2012, compared to cash flows used in operating activities of $48,245 for the nine months ended September 30, 2011.

Net cash used in investing activities was $-0- for the nine months ended September 30, 2012, compared to net cash provided by investing activities of $7,410 for the nine months ended September 30, 2011.

Cash flows provided by financing activities were $-0- for the nine months ended September 30, 2012 and September 30, 2011.

Over the next twelve months we do not expect any material capital costs in our operations.

Because most of our costs are fixed in amount and are recurring in nature we expect our quarterly operating expenses to remain consistent throughout 2012.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $60,000 to $100,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

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

                We have not generated revenues from our inception. As of June 30, 2012, we had a cash position of $97,801.  We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2012.  These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

We have only operated as a public company since December, 2009. We have been listed to trade under the trading symbol WMDS since January, 2010. Thus, we have limited experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

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

        Of our total outstanding shares as of September 30, 2012, a total of 1,655,000, or approximately 92%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

        As restrictions on the resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock.

        Our common stock currently trades well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

 * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
 ** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal quarter ended September 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 2, 2012.

WEST MOUNTAIN DISTRESSED DEBT, INC.,

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)