Form 10-K
period 2012-12-31
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2013-02-27
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2012

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

Common Stock $0.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑.

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑.

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: ☑   No: ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☑.

As of  February 15, 2013, the registrant had outstanding 1,808,150 common shares. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: the registrant’s securities did not trade in a public venue as of the last business day of the registrant’s most recently completed second fiscal quarter. Based upon the last sales of its common stock in 2011 , the aggregate market value of the voting and non-voting common equity held by non-affiliates approximately $48,101.

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

PART I
Item 1. DESCRIPTION OF BUSINESS.

Narrative Description of the Business

Our plan is to earn income by holding all forms of distressed debt, including real estate mortgages, securities such as promissory notes, and assets acquired through bankruptcy. We will screen investments with emphasis towards finding opportunities with long term potential.

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

           We operate out of one office in Colorado at 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524.  We have no specific plans at this point for additional offices.  However, in the future, we plan to occupy separate office facilities and obtain office furniture and equipment, depending upon the development of our business plan. If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;
2.	Continue to seek alternative and acceptable sources of capital;
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

   Effective November 22, 2010, we amended our rticles of Incorporation to increase the number of authorized common shares to Two Hundred Million (200,000,000) shares from Fifty Million (50,000,000) shares. The par value of the common shares remains at $0.001 per share.

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

   Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2013. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with possible acquisition candidates nor have we any intention of doing so.

Operations

At the present time, we operate from one location in Fort Collins, Colorado. Our plan is to make our operation profitable but for the fiscal year ended December 31, 2013 we expect to incur a loss unless we can begin generating sufficient revenues. We estimate that we must generate approximately $60,000 in revenues per year to be profitable.  At the present time, we are not generating revenues but continue to develop our business plan. The key for us will be the development of revenues. We believe that we can be profitable or at break even by the end of our next fiscal year, assuming sufficient revenues.

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

We expect to continue to incur operating losses as long as we are incurring expenses and not generating sufficient revenues. We expect approximately $60,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

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

      For our audit dated December 31, 2012, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

♦	our ability to find suitable investments; and

♦	our ability to generate revenues.

      Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $60,000 and $100,000 for the fiscal year ending December 31, 2013. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

             We have not generated revenues since our inception. As of December 31, 2012, we had a cash position of $87,272. We anticipate that operating costs will range between $60,000 and $100,000, for the fiscal year ending December 31, 2012. These operating costs include insurance, taxes, office lease, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

        ●    departures of key personnel.

Of our total outstanding shares as of December 31, 2012, a total of 1,655,000, or approximately 92%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

 ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 123 North College Avenue, Ste 200, Fort Collins, Colorado 80524, and our telephone number is (970) 212-4770. Our office is leased from an unaffiliated third party under a lease for $317 per month.  We own no real estate nor have plans to acquire any real estate.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2012, there were sixty record holders of our common stock and there were 1,808,150 shares of our common stock outstanding.

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

Results of Operations

From our inception on October 18, 2007 through December 31, 2012, we generated no revenue and have accumulated losses of $296,874.  For the year ended December 31, 2012 we recorded a net loss of $53,908.  For the year ended December 31, 2011, we recorded a net loss of $58,246.

Our independent auditors have expressed doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop distressed debt investments that will generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the period from our inception on October 18, 2007 through December 31, 2012, was $310,324. We recorded $53,909 in general and administrative expenses for the year ended December 31, 2012.  We recorded $58,258 in general and administrative expenses for the year ended December 31, 2011.  The major components of general and administrative expenses are professional fees, which include legal and accounting costs.

We currently have no revenue but continue to develop our plan.

Because we do not pay salaries, and our major professional fees are negotiated in advance, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of business activity, we believe that we must generate approximately $60,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, WestMountain Red, LLC has orally agreed to loan such funds as may be necessary through December 31, 2013 for working capital purposes, but is under no binding obligation to do so.

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

Liquidity and Capital Resources

As of December 31, 2012, we had cash of $87,272.

Net cash used in operating activities was $48,128 for the fiscal year ended December 31, 2012 compared to net cash used in operating activities of $58,784 for the fiscal year ended December 31, 2011.  Net cash used in operating activities was $272,469 from our inception on October 18, 2007 through December 31, 2012.

Cash flows provided by investing activities were $-0- for the fiscal year ended December 31, 2012 compared to net cash provided by investing activities of $152,410 for the fiscal year ended December 31, 2011.  Cash flows used in investing activities were $9,474 from our inception on October 18, 2007 through December 31, 2012. The main activity in our 2011 investing activities was money received from monetizing our note receivable for gross proceeds of $145,000.

There were no cash flows used or provided by financing activities for the fiscal year ended December 31, 2012 or 2011. Cash flows provided by financing activities were $369,215 from our inception on October 18, 2007 through December 31, 2012.  These cash flows were all related to sales of stock.

Over the next twelve months we do not expect to incur material capital costs to develop operations

We believe that we have sufficient capital in the short term for our current level of operations. We also believe that we can develop sufficient revenue sometime in the future to become profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

TABLE OF CONTENTS

Page

Reports of Independent Registered Public Accounting Firms	20

Balance Sheets at December 31, 2012 and 2011	21

Statements of Operations for the years ended December 31, 2012 and December 31, 2011, and for the period from October 18, 2007 (inception) through December 31, 2012	22

Statement of Changes in Shareholders’ Equity for the period from October 18, 2007 (inception) through December 31, 2012	23

Statements of Cash Flows for the years ended December 31, 2012 and December 31, 2011, and for the period from October 18, 2007 (inception) through December 31, 2012	24

Notes to Financial Statements	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
WestMountain Distressed Debt, Inc.
Fort Collins, Colorado

We have audited the accompanying balance sheets of WestMountain Distressed Debt, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the period from October 18, 2007 (inception) through December 31, 2012.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years then ended, and the period from October 18, 2007 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced circumstances that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EKS&H LLLP
EKS&H LLLP

March 28, 2013
Fort Collins, Colorado

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2012	2011

Assets
Cash	$87,272	$135,400
Prepaid expenses	86	1,849
Total assets	$87,358	$137,249

Liabilities and Shareholders' Equity
Liabilities:
Accrued liabilities, related parties	$800	$400
Accrued liabilities	14,217	10,600
Total liabilities	15,017	11,000

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding 2012 and 2011
Common stock, $.001 par value; 200,000,000 shares authorized,	1,808	1,808
1,808,150 shares issued and outstanding 2012 and 2011
Additional paid-in-capital	367,407	367,407
Deficit accumulated during development stage	(296,874)	(242,966)
Total shareholders' equity	72,341	126,249
Total liabilities and shareholders' equity	$87,358	$137,249

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Operations
For the years ended December 31, 2012 and 2011 and for the
period October 18, 2007 (inception) through December 31, 2012

			October 18, 2007
			(Inception)
	For the years ended December 31,		Through December 31,
	2012	2011	2012

Operating expenses
Sales, general and administrative expense	$53,909	$58,258	$310,324
Total operating expenses	53,909	58,258	310,324

Net loss from operations	(53,909)	(58,258)	(310,324)

Other income/(expense)
Interest income	1	12	13,450
Net loss before income taxes	(53,908)	(58,246)	(296,874)
Provision for income taxes	-	-	-
Net loss	$(53,908)	$(58,246)	$(296,874)

Basic and diluted loss per share	$(0.03)	$(0.03)
Basic and diluted weighted average common
shares outstanding	1,808,150	1,808,150

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For the period October 18, 2007 (inception) through December 31, 2012

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-

November 19, 2007 common stock shares sold
at $0.001 per share	-	-	58,000	58	232	-	290

November 20, 2007 common stock shares sold
at $0.01 per share	-	-	47,000	47	2,303	-	2,350

November 28, 2007 common stock shares sold
at $0.04 per share	-	-	1,610,000	1,610	318,390	-	320,000

November 30, 2007 common stock shares sold
at $0.10 per share	-	-	93,150	93	46,482	-	46,575

Net loss, October 18, 2007 (inception) through	-	-	-	-	-	(29,376)	(29,376)
December 31, 2007

Balance at December 31, 2007	-	$-	1,808,150	$1,808	$367,407	$(29,376)	$339,839

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(51,974)	(51,974)

Balance at December 31, 2008	-	$-	1,808,150	$1,808	$367,407	$(81,350)	$287,865

Net loss, for the year ended
December 31, 2009	-	-	-	-	-	(54,190)	(54,190)

Balance at December 31, 2009	-	$-	1,808,150	$1,808	$367,407	$(135,540)	$233,675

Net loss, for the year ended
December 31, 2010	-	-	-	-	-	(49,180)	(49,180)

Balance at December 31, 2010	-	$-	1,808,150	$1,808	$367,407	$(184,720)	$184,495

Net loss, for the year ended
December 31, 2011	-	-	-	-	-	(58,246)	(58,246)

Balance at December 31, 2011	-	$-	1,808,150	$1,808	$367,407	$(242,966)	$126,249

Net loss, for the year ended
December 31, 2012	-	-	-	-	-	(53,908)	(53,908)

Balance at December 31, 2012	-	$-	1,808,150	$1,808	$367,407	$(296,874)	$72,341

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the years ended December 31, 2012 and 2011 and for the
period October 18, 2007 (inception) through December 31, 2012
			October 18, 2007
	For the years ended		(Inception) Through
	December 31,		December 31,
	2012	2011	2012

Cash flows from operating activities:
Net loss	$(53,908)	$(58,246)	$(296,874)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset write off	-	630	9,474
Changes in operating assets and operating liabilities:
Prepaid expenses	1,763	55	(86)
Indebtedness to related parties and accrued liabilities	4,017	(1,223)	15,017
Net cash (used in) operating activities	(48,128)	(58,784)	(272,469)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(9,474)
Note receivable	-	145,000	-
Redemption of (purchase of) certificates of deposit	-	7,410	-
Net cash provided by (used in) investing activities	-	152,410	(9,474)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	369,215
Net cash provided by financing activities	-	-	369,215

Net change in cash	(48,128)	93,626	87,272

Cash, beginning of period	135,400	41,774	-

Cash, end of period	$87,272	$135,400	$87,272

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

Loss per Common Share
Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. At December 31, 2012 and December 31, 2011, there were no potentially dilutive securities outstanding.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax years 2008-2012 remain open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Fiscal Year-end
The Company operates on a December 31 year-end.

Subsequent Events
The Company has evaluated all subsequent events through the auditors’ report date, which is the date the financial statements were available for issuance.

(2)  Note Receivable

On October 19, 2010, the Company entered into a $145,000 promissory note agreement with a private company.  The aggregate amount of promissory notes issued by the private company was $600,000.  The promissory note was noninterest bearing. On November 1, 2011, the Company sold the note to a related party for gross proceeds of $145,000.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financials

(3)  Income Taxes

Income taxes consists of the following:

Deferred taxes consists of:
	December 31,
	2012	2011
Deferred tax assets:
Prepaid Expenses	$(16)	$(350)
Net operating loss carryforwards	54,642	44,572
Fixed Assets	51	91
Amortizable Assets	1,540	1,697
Total deferred tax assets (liabilities)	56,217	46,010
Valuation allowance	(56,217)	(46,010)
Net deferred tax assets	$-	$-

The expense or benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income or loss before income taxes as follows for the years ended:

	2012	2011

U.S. federal income tax expense\(benefit) at statutory rates	(8,085)	(8,737)
State income tax expense\(benefit), net of federal impact	(2,122)	(2,292)
Change in valuation allowance	10,207	11,029
	-	-

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financials

(4)    Stockholders Equity

On November 19, 20, 28, and 30, 2007 the Company sold shares of its common stock. The stock sale was made in reliance on an exemption from registration of a trade in the United States under Rule 504 and/or Section 4(6) of the Act.  The Company relied upon exemptions from registration believed to be available under federal and state securities laws in connection with the offering.

Effective November 22, 2010, we amended our Articles of Incorporation to increase the number of authorized common shares to Two Hundred Million (200,000,000) shares from Fifty Million (50,000,000) shares. The par value of the common shares remains at $0.001 per share.

Effective with the commencement of trading on November 22, 2010, we reverse split our Common Shares. New Common Shares were issued to shareholders in exchange for their Old Common Shares in the ratio of one New Common Share for every five Old Common Shares held, thus effecting a one-for-five reverse stock split. Fractional shares, if any, were rounded up to the next whole number. There was no change in the par value of the Common Shares. A total of 9,040,750 shares were restated due to this reverse spit for a total of 1,808,150 shares issued and outstanding at the same par value of $.001 or 1,808. In addition, the amount of $360,174 in additional paid-in capital was restated to $367,407.

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

This Service Agreement was for the term of one year, ending December 31, 2009 but has been extended to December 31, 2013. Total expenses incurred with Bohemian Companies were $12,000 each for the years ended December 31, 2012 and 2011.  As of December 31, 2012 the Company had no balance due to Bohemian Companies, LLC.

The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc on October 15, 2009, and is considered to be a related party.  As of December 31, 2012, an accrual of $800 has been recorded for unpaid services.

 ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

           Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2012.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

           Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

           Management has concluded that our internal control over financial reporting was effective as December 31, 2012.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian L. Klemsz	54	President, Treasurer, Director
Joni K Troska	53	Secretary

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

           We have entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for us.  The owner, Ms. Joni Troska, was appointed our corporate Secretary on October 15, 2009 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2012 an accrual of $800 has been recorded for unpaid services. Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officers or director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2012, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 1,808,150 common shares were issued and outstanding as of December 31, 2012.

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

   We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but has been extended to December 31, 2013. Total expenses incurred with Bohemian Companies were $12,000 each for the years ended December 31, 2012 and 2011.  As of December 31, 2012 the Company had no balance due to Bohemian Companies, LLC.

   The Company entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company.  The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc on October 15, 2009, and is considered to be a related party.  As of December 31, 2012 an accrual of $800 has been recorded for unpaid services.

    As of September 30, 2011, the total principal due on the convertible note receivable was $145,000. On November 1, 2011, the Company sold the note to a related party and the principal was paid in full.

   We operate out of one office in Colorado at 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524.  We have no specific plans at this point for additional offices.  We lease our office monthly at the rate of $317 per month.

 ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, EKS&H LLLP, Certified Public Accountants billed an aggregate of $13,915 for the year ended December 31, 2012 and an aggregate of $15,400 for the year ended December 31, 2011 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)               (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
3.3***	Amended Articles of Incorporation
10.1**	Service Agreement With Bohemian Companies, LLC
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906
101	XBRL Exhibits

            *   Previously filed with Form SB-2 Registration Statement, January 2, 2008.
          **   Previously filed with Form 10-KSB Registration Statement, February 29, 2008
          *** Previously filed with Form 8-K, November 23, 2010.

SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2013.

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

Date: February 27, 2013	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director