Form 10-Q
period 2013-06-30
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2013-07-30
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2013

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, July 29, 2013, was 1,808,150.

FORM 10-Q
West Mountain Distressed Debt, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012	3

Statements of Operations (Unaudited) for the three and six months ended June 30, 2013 and 2012, and for the period October 18, 2007 (inception) through June 30, 2013	4

Statement of Changes in Shareholders’ Equity (Unaudited) for the period October 18, 2007 (inception) through June 30, 2013	5

Statements of Cash Flows (Unaudited) for the six months ended June 30, 2013 and 2012 and for the period October 18, 2007 (inception) through June 30, 2013	6

Notes to the Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

Item 4T. Controls and Procedures	12

PART II OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	18

Signatures	19

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Distressed Debt, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Balance Sheets
	(unaudited)
	June 30,	December 31,
	2013	2012

Assets
Cash	$54,784	$87,272
Prepaid expenses	503	86
Total assets	$55,287	$87,358

Liabilities and Shareholders' Equity
Liabilities:
Accrued liabilities, related parties	$500	$800
Accrued liabilities	7,117	14,217
Total liabilities	7,617	15,017

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding 2013 and 2012
Common stock, $.001 par value; 200,000,000 shares authorized,	1,808	1,808
1,808,150 shares issued and outstanding 2013 and 2012
Additional paid-in-capital	367,407	367,407
Deficit accumulated during development stage	(321,545)	(296,874)
Total shareholders' equity	47,670	72,341
Total liabilities and shareholders' equity	$55,287	$87,358

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)
For the three months ended June 30, 2013 and 2012 and
for the six months ended June 30, 2013 and 2012 and
for the period October 18, 2007 (inception) through June 30, 2013

					October 18, 2007
	For the three months ended,		For the six months ended		(Inception)
	June 30,		June 30,		Through June 30,
	2013	2012	2013	2012	2013

Operating expenses
Sales, general and administrative expense	$8,629	$13,236	$24,671	$23,696	$334,995
Total operating expenses	8,629	13,236	24,671	23,696	334,995

Net loss from operations	(8,629)	(13,236)	(24,671)	(23,696)	(334,995)

Other income/(expense)
Interest income	-	-	-	-	13,450
Net loss before income taxes	(8,629)	(13,236)	(24,671)	(23,696)	(321,545)
Provision for income taxes	-	-	-	-	-
Net loss	$(8,629)	$(13,236)	$(24,671)	$(23,696)	$(321,545)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Basic and diluted weighted average common
shares outstanding	1,808,150	1,808,150	1,808,150	1,808,150

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity (unaudited)
For the period October 18, 2007 (inception) through June 30, 2013
						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-

November 19, 2007 common stock shares sold
at $0.001 per share	-	-	58,000	58	232	-	290

November 20, 2007 common stock shares sold
at $0.01 per share	-	-	47,000	47	2,303	-	2,350

November 28, 2007 common stock shares sold
at $0.04 per share	-	-	1,610,000	1,610	318,390	-	320,000

November 30, 2007 common stock shares sold
at $0.10 per share	-	-	93,150	93	46,482	-	46,575

Net loss, October 18, 2007 (inception) through	-	-	-	-	-	(29,376)	(29,376)
December 31, 2007

Balance at December 31, 2007	-	$-	1,808,150	$1,808	$367,407	$(29,376)	$339,839

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(51,974)	(51,974)

Balance at December 31, 2008	-	$-	1,808,150	$1,808	$367,407	$(81,350)	$287,865

Net loss, for the year ended
December 31, 2009	-	-	-	-	-	(54,190)	(54,190)

Balance at December 31, 2009	-	$-	1,808,150	$1,808	$367,407	$(135,540)	$233,675

Net loss, for the year ended
December 31, 2010	-	-	-	-	-	(49,180)	(49,180)

Balance at December 31, 2010	-	$-	1,808,150	$1,808	$367,407	$(184,720)	$184,495

Net loss, for the year ended
December 31, 2011	-	-	-	-	-	(58,246)	(58,246)

Balance at December 31, 2011	-	$-	1,808,150	$1,808	$367,407	$(242,966)	$126,249

Net loss, for the year ended
December 31, 2012	-	-	-	-	-	(53,908)	(53,908)

Balance at December 31, 2012	-	$-	1,808,150	$1,808	$367,407	$(296,874)	$72,341

Net loss, for the quarter ended
March 31, 2013	-	-	-	-	-	(16,042)	(16,042)

Balance at March 31, 2013	-	$-	1,808,150	$1,808	$367,407	$(312,916)	$56,299

Net loss, for the quarter ended
June 30, 2013	-	-	-	-	-	(8,629)	(8,629)

Balance at June 30, 2013	-	$-	1,808,150	$1,808	$367,407	$(321,545)	$47,670

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
For the six months ended June 30, 2013 and 2012 and for the
period October 18, 2007 (inception) through June 30, 2013
			October 18, 2007
	For the six months ended		(Inception)
	June 30,		Through June 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(24,671)	$(23,696)	$(321,545)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset write off	-	-	9,474
Changes in operating assets and operating liabilities:
Prepaid expenses	(417)	1,480	(503)
Indebtedness to related parties and accrued liabilities	(7,400)	(5,083)	7,617
Net cash (used in) operating activities	(32,488)	(27,299)	(304,957)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(9,474)
Net cash provided by (used in) investing activities	-	-	(9,474)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	369,215
Net cash provided by (used in) financing activities	-	-	369,215

Net change in cash	(32,488)	(27,299)	54,784

Cash, beginning of period	87,272	135,400	-

Cash, end of period	$54,784	$108,101	$54,784

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

Unaudited Interim Condensed Financial Statements

We have prepared our unaudited interim condensed financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our financial position as of June 30, 2013, the interim results of operations for the six months ended June 30, 2013 and 2012, and the period from inception to June 30, 2013, and cash flows for the six months ended June 30, 2013 and 2012 and the period from inception to June 30, 2013. These interim statements have not been audited. The balance sheet as of December 31, 2012 was derived from our audited financial statements included in our annual report on Form 10-K. The interim condensed financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2012. The unaudited condensed financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

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

Effective with the commencement of trading on November 22, 2010, we reverse split our Common Shares. New Common Shares were issued to shareholders in exchange for their Old Common Shares in the ratio of one New Common Share for each five Old Common Shares held, thus effecting a one-for-five reverse stock split. Fractional shares, if any, were rounded up to the next whole number. There was no change in the par value of the Common Shares. As of June 30, 2013 we had 1,808,150 shares issued and outstanding at a par value of $.001 or $1,808.

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

We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2013. Total expenses incurred with Bohemian Companies were $3,000 for each of the quarters ended June 30, 2013 and 2012 and $6,000 for each of the six months ended June 30, 2013 and 2012.  As of June 30, 2013 the Company had no balance due to Bohemian Companies, LLC.

We entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc on October 15, 2009, and is considered to be a related party. Total expenses incurred with SP were $500 and $400 for the quarters ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, total expenses incurred were $1,000 and $900, respectively. As of June 30, 2013 an accrual of $500 has been recorded for unpaid services.

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

We will receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was for the term of one year, ending December 31, 2009 but was extended to December 31, 2013. Total expenses incurred with Bohemian Companies were $3,000 for each of the quarters ended June 30, 2013 and 2012 and $6,000 for each of the six months ended June 30, 2013 and 2012.  As of June 30, 2013 the Company had no balance due to Bohemian Companies, LLC.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the quarter ended June 30, 2013, for the quarter ended June 30, 2012 and for the six months ended June 30, 2013 and 2012.

We have not generated operating revenues since our inception.

Operating expenses, consisting primarily of selling, general and administrative costs were $8,629 for the quarter ended June 30, 2013, compared to $13,236 for the quarter ended June 30, 2012.  Selling, general and administrative costs were $24,671 for the six months ended June 30, 2013, compared to $23,696 for the six months ended June 30, 2012.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $8,629 for the quarter ended June 30, 2013, compared to a net loss of $13,236 for the quarter ended June 30, 2012.  We had a net loss of $24,671 for the six months ended June 30, 2013, compared to a net loss of $23,696 for the six months ended June 30, 2012.

Liquidity and Capital Resources

Our cash on June 30, 2013 was $54,784.

Cash flows used in operating activities were $32,488 for the six months ended June 30, 2013, compared to cash flows used in operating activities of $27,299 for the six months ended June 30, 2012.

Net cash used in investing activities was $-0- for the six months ended June 30, 2013 and June 30, 2012.

Cash flows provided by financing activities were $-0- for the six months ended June 30, 2013 and June 30, 2012.

Over the next twelve months we do not expect any material capital costs in our operations.

Because most of our costs are fixed in amount and are recurring in nature we expect our quarterly operating expenses to remain consistent throughout 2013.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $60,000 to $100,000 in operating costs for the current year. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

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

Plan of Operation for January 1, 2013 to December 31, 2013

Our plan for the twelve months beginning January 1, 2013 is to make a profit by December 31, 2013. We plan to earn income by holding distressed real estate properties for resale at a future date when market conditions are more favorable. We will screen investments with emphasis towards finding opportunities with long term potential. Our company has no prior history of operating in the distressed real estate business.

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

We have not generated revenues since our inception. As of June 30, 2013, we had a cash position of $54,784. We anticipate that operating costs will be approximately $60,000 for the fiscal year ending December 31, 2013. These operating costs include insurance, taxes, office lease, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

                Of our total outstanding shares as of June 30, 2013, a total of 1,655,000, or approximately 92%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

 * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
 ** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal quarter ended June 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized July 29, 2013.

WEST MOUNTAIN DISTRESSED DEBT, INC.,

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)