Form 10-K/A
period 2012-12-31
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2013-08-26
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

FORM 10-K

WestMountain Distressed Debt, Inc.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K of WestMountain Distressed Debt, Inc. (the “Amendment”) amends the on Form 10-K filed by WestMountain Distressed Debt, Inc. for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2013 (the “Original Form 10-K”). WestMountain Distressed Debt, Inc. is filing the Amendment to include an audit report that references a date that coincides with the date of the filing of the Form 10-K.

 Except for inclusion of the information described above and the filing of Exhibits 31.1 and 32.1, which are being filed herewith, this Form 10-K/A Amendment does not modify or update in any way events occurring subsequent to the filing of our Form 10-K on February 27, 2013. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K. Further, the filing of this Form 10-K/A shall not be deemed to be an admission that the Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

February 27, 2013
Fort Collins, Colorado

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

            *   Previously filed with Form SB-2 Registration Statement, January 2, 2008.
          **   Previously filed with Form 10-KSB Registration Statement, February 29, 2008
          *** Previously filed with Form 8-K, November 23, 2010.

SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 26, 2013.

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

Date: August 26, 2013	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director