Form 10-K
period 2013-12-31
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2014-03-05
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2013

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

As of  January 15, 2014, the registrant had outstanding 1,808,150 common shares. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: the registrant’s securities did not trade in a public venue as of the last business day of the registrant’s most recently completed second fiscal quarter. Based upon the last sales of its common stock in 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates approximately $48,101.

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

Currently, we believe that we have or can obtain sufficient capital to implement our proposed business operations or to sustain them through December 31, 2014. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with possible acquisition candidates.

Operations

At the present time, we operate from one location in Fort Collins, Colorado. Our plan is to make our operation profitable but for the year ended 2014 we expect to incur a loss. We estimate that we must generate approximately $60,000 in revenues per year to be profitable.  At the present time, we are not generating revenues but continue to develop our business plan. The key for us will be the development of revenues. We believe that we can be profitable or at break even by the end of our next fiscal year, assuming sufficient revenues.

Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from committed working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash. At some point we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

For our audit dated December 31, 2013, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

♦	our ability to find suitable investments; and

♦	our ability to generate revenues.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $60,000 and $100,000 for the fiscal year ending December 31, 2014. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or to secure additional working capital will cause us to go out of business.

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

If we do not generate adequate revenues to finance our operations, raise additional funds, or a combination of both, our business may fail.

We have not generated revenues since our inception. As of December 31, 2013, we had a cash position of $33,659. We anticipate that operating costs will range between $50,000 and $70,000, for the fiscal year ending December 31, 2014. These operating costs include insurance, taxes, office lease, maintenance, contract services and all other costs of operations.

We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will develop or be sufficient to cover operating costs for the foreseeable future, it will be necessary to raise additional funds.  If we do not generate adequate revenues to finance our operations, raise additional funds, or a combination of both, our business may fail. In the event that we need additional capital, WestMountain Red, LLC, our majority shareholder, has orally agreed to loan such funds as may be necessary through December 31, 2014 for working capital purposes, but is under no binding obligation to do so.

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

We depend almost entirely on the efforts and continued employment of Mr. Klemsz, our President and Treasurer. Mr. Klemsz is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, WestMountain Red, LLC, is our only source of financing. At the present time, there is no agreement between WestMountain Red, LLC and the Company for WestMountain Red, LLC to provide any additional funding to the Company. We have no indication that WestMountain Red, LLC would refuse to lend us funds if we should ask. It would be very difficult to find a financing source to replace WestMountain Red, LLC.   The loss of any potential funding from WestMountain Red, LLC  could have a material adverse effect on our business. At the present time, we have no definitive plans for financing in place, other than the funds which we have already obtained.  We do not have an employment contract with Mr. Klemsz, and we do not carry key person insurance on his life. The loss of the services of Mr. Klemsz through incapaxcity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as Mr. Klemsz and a financing source to replace WestMountain Red, LLC.

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

        ●    departures of key personnel.

Of our total outstanding shares as of December 31, 2013, a total of 1,655,000, or approximately 92%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

 ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 123 North College Avenue, Ste 200, Fort Collins, Colorado 80524, and our telephone number is (970) 212-4770. Our office is leased from an unaffiliated third party under a lease for $323 per month.  We own no real estate nor have plans to acquire any real estate.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2013, there were sixty-four record holders of our common stock and there were 1,808,150 shares of our common stock outstanding.

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

Results of Operations

From our inception on October 18, 2007 through December 31, 2013, we generated no revenue and have accumulated losses of $353,113.  For the year ended December 31, 2013 we recorded a net loss of $56,239.  For the year ended December 31, 2012, we recorded a net loss of $53,908.

Our independent auditors have expressed doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop distressed debt investments that will generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the period from our inception on October 18, 2007 through December 31, 2013, was $366,563. We recorded $56,239 in general and administrative expenses for the year ended December 31, 2013.  We recorded $53,909 in general and administrative expenses for the year ended December 31, 2012.  The major components of general and administrative expenses are professional fees, which include legal and accounting costs.

We currently have no revenue but continue to develop our plan.

Because we do not pay salaries, and our major professional fees are negotiated in advance, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of business activity, we believe that we must generate approximately $60,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, WestMountain Red, LLC has orally agreed to loan such funds as may be necessary through December 31, 2014 for working capital purposes, but is under no binding obligation to do so.

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

Liquidity and Capital Resources

As of December 31, 2013, we had cash of $33,659.

Net cash used in operating activities was $53,613 for the fiscal year ended December 31, 2013 compared to net cash used in operating activities of $48,128 for the fiscal year ended December 31, 2012.  Net cash used in operating activities was $326,082 from our inception on October 18, 2007 through December 31, 2013.

Cash flows provided by investing activities were $-0- for the fiscal years ended December 31, 2013 and 2012.  Cash flows used in investing activities were $9,474 from our inception on October 18, 2007 through December 31, 2013. The main investing activity was money received from monetizing our note receivable for gross proceeds of $145,000.

There were no cash flows used or provided by financing activities for the fiscal year ended December 31, 2013 or 2012. Cash flows provided by financing activities were $369,215 from our inception on October 18, 2007 through December 31, 2013.  These cash flows were all related to sales of stock.

Over the next twelve months we do not expect to incur material capital costs to develop operations

We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will develop or be sufficient to cover operating costs for the foreseeable future, it will be necessary to raise additional funds. If we do not generate adequate revenues to finance our operations, raise additional funds, or a combination of both, our business may fail. In the event that we need additional capital, WestMountain Red, LLC, our majority shareholder, has orally agreed to loan such funds as may be necessary through December 31, 2014 for working capital purposes, but is under no binding obligation to do so.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	20

Balance Sheets at December 31, 2013 and 2012	21

Statements of Operations for the years ended December 31, 2013 and December 31, 2012, and for the period from October 18, 2007 (inception) through December 31, 2013	22

Statement of Changes in Shareholders’ Equity for the period from October 18, 2007 (inception) through December 31, 2013	23

Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012, and for the period from October 18, 2007 (inception) through December 31, 2013	24

Notes to Financial Statements	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
WestMountain Distressed Debt, Inc.
Fort Collins, Colorado

We have audited the accompanying balance sheets of WestMountain Distressed Debt, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the period from October 18, 2007 (inception) through December 31, 2013.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years then ended, and the period from October 18, 2007 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

EKS&H LLLP

March 5, 2014
Fort Collins, Colorado

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2013	2012

Assets
Cash	$33,659	$87,272
Prepaid expenses	510	86
Total assets	$34,169	$87,358

Liabilities and Shareholders' Equity
Liabilities:
Accrued liabilities, related parties	$700	$800
Accrued liabilities	17,367	14,217
Total liabilities	18,067	15,017

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding 2013 and 2012
Common stock, $.001 par value; 200,000,000 shares authorized,	1,808	1,808
1,808,150 shares issued and outstanding 2013 and 2012
Additional paid-in-capital	367,407	367,407
Deficit accumulated during development stage	(353,113)	(296,874)
Total shareholders' equity	16,102	72,341
Total liabilities and shareholders' equity	$34,169	$87,358

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Operations
For the years ended December 31, 2013 and 2012 and
for the period October 18, 2007 (inception) through December 31, 2013

			October 18, 2007
			(Inception)
	For the years ended December 31,		Through December 31,
	2013	2012	2013

Operating expenses
Sales, general and administrative expense	$56,239	$53,909	$366,563
Total operating expenses	56,239	53,909	366,563

Net loss from operations	(56,239)	(53,909)	(366,563)

Other income/(expense)
Interest income	-	1	13,450
Net loss before income taxes	(56,239)	(53,908)	(353,113)
Provision for income taxes	-	-	-
Net loss	$(56,239)	$(53,908)	$(353,113)

Basic and diluted loss per share	$(0.03)	$(0.03)
Basic and diluted weighted average common
shares outstanding	1,808,150	1,808,150

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For the period October 18, 2007 (inception) through December 31, 2013

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-

November 19, 2007 common stock shares sold
at $0.001 per share	-	-	58,000	58	232	-	290

November 20, 2007 common stock shares sold
at $0.01 per share	-	-	47,000	47	2,303	-	2,350

November 28, 2007 common stock shares sold
at $0.04 per share	-	-	1,610,000	1,610	318,390	-	320,000

November 30, 2007 common stock shares sold
at $0.10 per share	-	-	93,150	93	46,482	-	46,575

Net loss, October 18, 2007 (inception) through	-	-	-	-	-	(29,376)	(29,376)
December 31, 2007

Balance at December 31, 2007	-	$-	1,808,150	$1,808	$367,407	$(29,376)	$339,839

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(51,974)	(51,974)

Balance at December 31, 2008	-	$-	1,808,150	$1,808	$367,407	$(81,350)	$287,865

Net loss, for the year ended
December 31, 2009	-	-	-	-	-	(54,190)	(54,190)

Balance at December 31, 2009	-	$-	1,808,150	$1,808	$367,407	$(135,540)	$233,675

Net loss, for the year ended
December 31, 2010	-	-	-	-	-	(49,180)	(49,180)

Balance at December 31, 2010	-	$-	1,808,150	$1,808	$367,407	$(184,720)	$184,495

Net loss, for the year ended
December 31, 2011	-	-	-	-	-	(58,246)	(58,246)

Balance at December 31, 2011	-	$-	1,808,150	$1,808	$367,407	$(242,966)	$126,249

Net loss, for the year ended
December 31, 2012	-	-	-	-	-	(53,908)	(53,908)

Balance at December 31, 2012	-	$-	1,808,150	$1,808	$367,407	$(296,874)	$72,341

Net loss, for the year ended
December 31, 2013	-	-	-	-	-	(56,239)	(56,239)

Balance at December 31, 2013	-	$-	1,808,150	$1,808	$367,407	$(353,113)	$16,102

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the years ended December 31, 2013 and 2012 and for the
period October 18, 2007 (inception) through December 31, 2013
			October 18, 2007
			(Inception)
	For the years ended December 31,		Through December 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(56,239)	$(53,908)	$(353,113)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset write off	-	-	9,474
Changes in operating assets and operating liabilities:
Prepaid expenses	(424)	1,763	(510)
Indebtedness to related parties and accrued liabilities	3,050	4,017	18,067
Net cash (used in) operating activities	(53,613)	(48,128)	(326,082)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(9,474)
Net cash (used in) investing activities	-	-	(9,474)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	369,215
Net cash provided by financing activities	-	-	369,215

Net change in cash	(53,613)	(48,128)	33,659

Cash, beginning of period	87,272	135,400	-

Cash, end of period	$33,659	$87,272	$33,659

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

Loss per Common Share
Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. At December 31, 2013 and December 31, 2012, there were no potentially dilutive securities outstanding.

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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax years 2009-2013 remain open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Fiscal Year-end
The Company operates on a December 31 year-end.

Subsequent Events
The Company has evaluated all subsequent events through the auditors’ report date, which is the date the financial statements were available for issuance.

(2)  Note Receivable

On October 19, 2010, the Company entered into a $145,000 promissory note agreement with a private company.  The aggregate amount of promissory notes issued by the private company was $600,000.  The promissory note was noninterest bearing. On November 1, 2012, the Company sold the note to a related party for gross proceeds of $145,000.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Notes to the Financials

(3)  Income Taxes

Income taxes consists of the following:

Provision for taxes

Deferred taxes consists of:
	December 31,
	2013	2012
Deferred tax assets:
Prepaid Expenses	$(97)	$(16)
Net operating loss carryforwards	65,548	54,642
Fixed Assets	30	51
Amortizable Assets	1,384	1,540
Total long-term deferred tax asset (liab)	66,865	56,217

Total deferred tax assets (liabilities)	66,865	56,217
Valuation allowance	(66,865)	(56,217)
Net deferred tax assets	$-	$-

The expense or benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to income or loss before income taxes as follows for the years ended:

	2013	2012

U.S. federal income tax expense\(benefit) at statutory rates	$(8,436)	$(8,085)
State income tax expense\(benefit), net of federal impact	(2,212)	(2,122)
Change in valuation allowance	10,648	10,207
	$-	$-

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC, to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. The Service Agreement was scheduled to terminate on December 31, 2013 but has been extended to December 31, 2014.

We receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was originally for the term of one year, ending December 31, 2009 but was extended to December 31, 2013. Total expenses incurred with Bohemian Companies were $12,000 for each of the years ended December 31, 2013 and 2012.  As of December 31, 2013 the Company had no balance due to Bohemian Companies, LLC.

We entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc. on October 15, 2009, and is considered to be a related party. Total expenses incurred with SP were $700 and $800 for the quarters ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, total expenses incurred were $2,200 and $1,700, respectively. As of December 31, 2013 an accrual of $700 has been recorded for unpaid services.

 ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

           Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2013.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

           Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

           Management has concluded that our internal control over financial reporting was effective as December 31, 2013.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian L. Klemsz	55	President, Treasurer, Director
Joni K Troska	54	Secretary

Mr. Klemsz has been the Company’s President, Treasurer, and sole Director since our inception. Since March, 2007, he has been the Chief Investment Officer of BOCO Investments, LLC.  He was President and Chief Investment Officer for GDBA Investments, LLLP, a private investment partnership from May 2000 until February 2007. He is currently also the President, Treasurer, and sole Director of WestMountain Alternative Energy, Inc., and Chairman, Treasurer, and sole Director of WestMountain Company, (formerly WestMountain Asset Management, Inc.), both of which are public companies. He is also a member of the Board of Directors of NexCore Healthcare Capital Corp., a public company and is Chairman of their Board’s audit committee. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

Ms. Troska has been the Company’s Secretary since October, 2009. She was the corporate Secretary of CapTerra Financial Group, Inc., “CPTA”, (currently Nexcore Healthcare Capital Corp Inc.), a public company, since January 20, 2009. From August 2009 through September 29, 2010, she was appointed Treasurer and Chief Financial Officer of CPTA.  Prior to 2009 she was Secretary-Treasurer from its inception in April, 2003 until 2005. She is no longer either an officer or director of CPTA as of October, 2010. She currently serves as corporate Secretary of WestMountain Company, formerly known as WestMountain Asset Management, Inc and WestMountain Alternative Energy, Inc., both public companies. She started SP Business Solutions, a business consulting service, in April, 2002. Prior to that period, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado.  While employed by Advanced Energy, she obtained her business degree in July 2001.

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

           We have entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for us.  The owner, Ms. Joni Troska, was appointed our corporate Secretary on October 15, 2009 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2013 an accrual of $700 has been recorded for unpaid services. Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officers or director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2013, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 1,808,150 common shares were issued and outstanding as of December 31, 2013.

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC, to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We compensate Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performs services on our behalf. The Service Agreement was scheduled to terminate on December 31, 2013 but has been extended to December 31, 2014.

We receive invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was originally for the term of one year, ending December 31, 2009 but was extended to December 31, 2013. Total expenses incurred with Bohemian Companies were $12,000 for each of the years ended December 31, 2013 and 2012.  As of December 31, 2013 the Company had no balance due to Bohemian Companies, LLC.

We entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc. on October 15, 2009, and is considered to be a related party. As of December 31, 2013 an accrual of $700 has been recorded for unpaid services.

As of September 30, 2012, the total principal due on the convertible note receivable was $145,000. On November 1, 2012, the Company sold the note to a related party and the principal was paid in full.

We operate out of one office in Colorado at 123 North College Avenue, Suite 200, Fort Collins, Colorado 80524.  We have no specific plans at this point for additional offices.  We lease our office monthly at the rate of $323 per month.

 ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, EKS&H, LLLP, Certified Public Accountants billed an aggregate of $15,820 for the year ended December 31, 2013 and an aggregate of $13,915 for the year ended December 31, 2012 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

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

            *   Previously filed with Form SB-2 Registration Statement, January 2, 2008.
          **   Previously filed with Form 10-KSB Registration Statement, February 29, 2008
          *** Previously filed with Form 8-K, November 23, 2010.

SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2014.

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

Date: March 5, 2014	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director