Form 10-Q
period 2014-03-31
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2014-04-10
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2014

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-53031

WESTMOUNTAIN DISTRESSED DEBT, INC.
(Exact Name of Issuer as specified in its charter)

Colorado	26-1315407
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

181 W Boardwalk, Suite 202
Fort Collins, Colorado	80525
(Address of principal executive offices)	(zip code)

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, April 9, 2014, was 1,808,150.

FORM 10-Q
West Mountain Distressed Debt, Inc.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Balance Sheets at March 31, 2014 (Unaudited) and December 31, 2013	3

Statements of Operations (Unaudited) for the three months ended March 31, 2014 and 2013, and for the period October 18, 2007 (inception) through March 31, 2014	4

Statement of Changes in Shareholders’ Equity (Unaudited) for the period October 18, 2007 (inception) through March 31, 2014	5

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2014 and 2013 and for the period October 18, 2007 (inception) through March 31, 2014	6

Notes to the Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

Item 4T. Controls and Procedures	12

PART II OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	18

Signatures	19

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Distressed Debt, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2014	2013

Assets
Cash	$16,167	$33,659
Prepaid expenses	186	510
Total assets	$16,353	$34,169

Liabilities and Shareholders' Equity
Liabilities:
Accrued liabilities, related parties	$500	$700
Accrued liabilities	8,166	17,367
Total liabilities	8,666	18,067

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding 2014 and 2013
Common stock, $.001 par value; 200,000,000 shares authorized,	1,808	1,808
1,808,150 shares issued and outstanding 2014 and 2013
Additional paid-in-capital	367,407	367,407
Deficit accumulated during development stage	(361,528)	(353,113)
Total shareholders' equity	7,687	16,102
Total liabilities and shareholders' equity	$16,353	$34,169

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Operations
For the three months ended March 31, 2014 and 2013 and
for the period October 18, 2007 (inception) through March 31, 2014

			October 18, 2007
	For the three months ended		(inception) Through
	March 31,		March 31,
	2014	2013	2014

Operating expenses
Sales, general and administrative expense	$8,415	$16,042	$374,978
Total operating expenses	8,415	16,042	374,978

Net loss from operations	(8,415)	(16,042)	(374,978)

Other income/(expense)
Interest income	-	-	13,450
Net loss before income taxes	(8,415)	(16,042)	(361,528)
Provision for income taxes	-	-	-
Net loss	$(8,415)	$(16,042)	(361,528)

Basic and diluted loss per share	$(0.00)	$(0.01)
Basic and diluted weighted average common
shares outstanding	1,808,150	1,808,150

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity
For the period October 18, 2007 (inception) through March 31, 2014

						Deficit Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Capital	Stage	Total
Balance at October 18, 2007	-	$-	-	$-	$-	$-	$-

November 19, 2007 common stock shares sold at $0.001 per share	-	-	58,000	58	232	-	290

November 20, 2007 common stock shares sold at $0.01 per share	-	-	47,000	47	2,303	-	2,350

November 28, 2007 common stock shares sold at $0.04 per share	-	-	1,610,000	1,610	318,390	-	320,000

November 30, 2007 common stock shares sold at $0.10 per share	-	-	93,150	93	46,482	-	46,575

Net loss, October 18, 2007 (inception) through December 31, 2007	-	-	-	-	-	(29,376)	(29,376)

Balance at December 31, 2007	-	$-	1,808,150	$1,808	$367,407	$(29,376)	$339,839
Net loss, for the year ended December 31, 2008	-	-	-	-	-	(51,974)	(51,974)

Balance at December 31, 2008	-	$-	1,808,150	$1,808	$367,407	$(81,350)	$287,865

Net loss, for the year ended December 31, 2009	-	-	-	-	-	(54,190)	(54,190)

Balance at December 31, 2009	-	$-	1,808,150	$1,808	$367,407	$(135,540)	$233,675

Net loss, for the year ended December 31, 2010	-	-	-	-	-	(49,180)	(49,180)

Balance at December 31, 2010	-	$-	1,808,150	$1,808	$367,407	$(184,720)	$184,495

Net loss, for the year ended December 31, 2011	-	-	-	-	-	(58,246)	(58,246)

Balance at December 31, 2011	-	$-	1,808,150	$1,808	$367,407	$(242,966)	$126,249

Net loss, for the year ended December 31, 2012	-	-	-	-	-	(53,908)	(53,908)

Balance at December 31, 2012	-	$-	1,808,150	$1,808	$367,407	$(296,874)	$72,341

Net loss, for the year ended December 31, 2013	-	-	-	-	-	(56,239)	(56,239)

Balance at December 31, 2013	-	$-	1,808,150	$1,808	$367,407	$(353,113)	$16,102

Net loss, for the quarter ended March 31, 2014	-	-	-	-	-	(8,415)	(8,415)

Balance at March 31, 2014	-	$-	1,808,150	$1,808	$367,407	$(361,528)	$7,687

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the three months ended March 31, 2014 and 2013 and for the period October 18, 2007 (inception) through March 31, 2014

	For the three months ended		October 18, 2007 (inception) Through
	March 31,		March 31,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(8,415)	$(16,042)	$(361,528)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset write off	-	-	9,474
Changes in operating assets and operating liabilities:
Prepaid expenses	324	(417)	(186)
Indebtedness to related parties and accrued liabilities	(9,401)	(5,400)	8,666
Net cash (used in) operating activities	(17,492)	(21,859)	(343,574)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(9,474)
Net cash (used in) investing activities	-	-	(9,474)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	369,215
Net cash provided by financing activities	-	-	369,215

Net change in cash	(17,492)	(21,859)	16,167

Cash, beginning of period	33,659	87,272	-

Cash, end of period	$16,167	$65,413	$16,167

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

Unaudited Interim Condensed Financial Statements

We have prepared our unaudited interim condensed financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our financial position as of March 31, 2014, the interim results of operations for the three months ended March 31, 2014 and 2013, and the period from inception to March 31, 2014, and cash flows for the three months ended March 31, 2014 and 2013 and the period from inception to March 31, 2014. These interim statements have not been audited. The balance sheet as of December 31, 2013 was derived from our audited financial statements included in our annual report on Form 10-K. The interim condensed financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2013. The unaudited condensed financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

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

Effective with the commencement of trading on November 22, 2010, we reverse split our Common Shares. New Common Shares were issued to shareholders in exchange for their Old Common Shares in the ratio of one New Common Share for each five Old Common Shares held, thus effecting a one-for-five reverse stock split. Fractional shares, if any, were rounded up to the next whole number. There was no change in the par value of the Common Shares. As of March 31, 2014 we had 1,808,150 shares issued and outstanding at a par value of $.001 or $1,808.

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

We received invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was originally for the term of one year, ending December 31, 2009 but was extended to December 31, 2014. As of March 31, 2014, the agreement was terminated by agreement of both parties. Total expenses incurred with Bohemian Companies were $-0- and $3,000 for the quarters ended March 31, 2014 and 2013, respectively. As of March 31, 2014 the Company had no balance due to Bohemian Companies, LLC.

We entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc. on October 15, 2009, and is considered to be a related party. Total expenses incurred with SP were $700 and $800 for the quarters ended March 31, 2014 and 2013, respectively. As of March 31, 2014 an accrual of $500 has been recorded for unpaid services.

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

   We operate out of one office in Colorado at 181 W Boardwalk, Suite 202, Fort Collins, Colorado 80525.  We have no specific plans at this point for additional offices.  However, in the future, we plan to occupy separate office facilities and obtain office furniture and equipment, depending on the development of our business plan. If we are not successful in our operations we will be faced with several options:

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

Our principal business address is 181 W Boardwalk, Suite 202, Fort Collins, Colorado 80525. We operate out of one office in Colorado. We have no specific plans at this point for additional offices.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ended March 31, 2014 and March 31, 2013.

We have not generated operating revenues since our inception.

Operating expenses, consisting primarily of selling, general and administrative costs were $8,415 for the quarter ended March 31, 2014, compared to $16,042 for the quarter ended March 31, 2013.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $8,415 for the quarter ended March 31, 2014, compared to a net loss of $16,042 for the quarter ended March 31, 2013.

Liquidity and Capital Resources

Our cash on March 31, 2014 was $16,167.

Cash flows used in operating activities were $17,492 for the three months ended March 31, 2014, compared to cash flows used in operating activities of $21,859 for the three months ended March 31, 2013.

Net cash used in investing activities was $-0- for the three months ended March 31, 2014 and March 31, 2013.

            Cash flows provided by financing activities were $-0- for the three months ended March 31, 2014 and March 31, 2013.

Over the next twelve months we do not expect any material capital costs in our operations.

Because most of our costs are fixed in amount and are recurring in nature we expect our quarterly operating expenses to remain consistent throughout 2014.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs.  Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2014. However, failure to generate sufficient revenues or sufficient financing when needed could cause us to go out of business.

Plan of Operation for January 1, 2014 to December 31, 2014

        Our plan for the twelve months beginning January 1, 2014 is to make a profit by December 31, 2014. We plan to earn income by holding distressed real estate properties for resale at a future date when market conditions are more favorable. We will screen investments with emphasis towards finding opportunities with long term potential. Our company has no prior history of operating in the distressed real estate business.

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

Additionally, we have decided to pursue finding an acquisition candidate as either an alternative or an adjunct to our present business plan. To date, we have had discussions with potential candidates but have not concluded any definitive arrangements and may never do so. However, for the remainder of the fiscal year, we plan to both actively pursue our business plan and to look for an acquisition candidate.

If we are not successful in our business plan or in finding an acquisition candidate, we will be faced with several options:

1.	Cease operations and go out of business;
2.	Continue to seek alternative and acceptable sources of capital; or
3.	Bring in additional capital that may result in a change of control.
Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2014. If we can become profitable, we could operate at our present level indefinitely.

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting

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

For our audit as of December 31, 2013, our accountants have expressed doubt about our ability to continue as a going concern as a result of a limited history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We have not generated revenues since our inception. As of March 31, 2014, we had a cash position of $16,167. We anticipate that operating costs will be approximately $60,000 for the fiscal year ending December 31, 2014. These operating costs include insurance, taxes, office lease, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

Of our total outstanding shares as of March 31, 2014, a total of 1,655,000, or approximately 92%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

              Effective April 1, 2014, we relocated our principal executive office to 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525. We signed a two year lease for a total of 565 square feet of office space at a price of $188 per month plus costs associated with yearly common area fees. For the current year, the additional cost will be $61.  Our phone number remains the same.

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

 * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
 ** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized April 10, 2014.

WEST MOUNTAIN DISTRESSED DEBT, INC.,

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)