Form 10-Q
period 2014-06-30
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2014-08-11
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2014

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

(970) 223-4499
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☑

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August 8, 2014, was 1,983,150.

FORM 10-Q
West Mountain Distressed Debt, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Distressed Debt, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Distressed Debt, Inc.
Balance Sheets

	June 30	December 31,
	2014	2013

Assets
Cash	$7,272	$33,659
Prepaid expenses	435	510
Total assets	$7,707	$34,169

Liabilities and Shareholders' Equity
Liabilities:
Accrued liabilities, related parties	$500	$700
Accrued liabilities	8,166	17,367
Total liabilities	8,666	18,067

Commitments and contingencies

Shareholders' (deficit) equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding 2014 and 2013
Common stock, $.001 par value; 200,000,000 shares authorized,	1,983	1,808
1,983,150 shares issued and outstanding June 30, 2014 and
1,808,150 shares issued and outstanding December 31, 2013
Additional paid-in-capital	368,982	367,407
Accumulated deficit	(371,924)	(353,113)
Total shareholders' (deficit) equity	(959)	16,102
Total liabilities and shareholders' (deficit) equity	$7,707	$34,169

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
Statements of Operations
For the three and six months ended June 30, 2014 and 2013

	For the three months ended.		For the six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Operating expenses
Sales, general and administrative expense	$10,396	$8,629	$18,811	$24,671
Total operating expenses	10,396	8,629	18,811	24,671

Net loss from operations	(10,396)	(8,629)	(18,811)	(24,671)

Other income/(expense)
Interest income	-	-	-	-
Net loss before income taxes	(10,396)	(8,629)	(18,811)	(24,671)
Provision for income taxes	-	-	-	-
Net loss	$(10,396)	$(8,629)	$(18,811)	$(24,671)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Basic and diluted weighted average common
shares outstanding	1,963,919	1,808,150	1,886,465	1,808,150

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
Statement of Changes in Shareholders' (Deficit) Equity
For the period December 31, 2013 through June 30, 2014

	Preferred Stock		Common Stock		Additional
		Par		Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance at December 31, 2013	-	$-	1,808,150	$1,808	$367,407	$(353,113)	$16,102

Net loss, for the quarter ended
March 31, 2014	-	-	-	-	-	(8,415)	(8,415)

Balance at March 31, 2014	-	$-	1,808,150	$1,808	$367,407	$(361,528)	$7,687

Stock compensation	-	-	175,000	175	1,575	-	1,750

Net loss, for the quarter ended
June 30, 2014	-	-	-	-	-	(10,396)	(10,396)

Balance at June 30, 2014	-	$-	1,983,150	$1,983	$368,982	$(371,924)	$(959)

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
Statements of Cash Flows
For the six months ended June 30, 2014 and 2013

	For the six months ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(18,811)	$(24,671)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and asset write off	-	-
Stock compensation	1,750	-
Changes in operating assets and operating liabilities:
Prepaid expenses	75	(417)
Indebtedness to related parties and accrued liabilities	(9,401)	(7,400)
Net cash (used in) operating activities	(26,387)	(32,488)

Net change in cash	(26,387)	(32,488)

Cash, beginning of period	33,659	87,272

Cash, end of period	$7,272	$54,784

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

The Company’s plan has been to act as an acquirer of all forms of distressed debt that are being sold at a discount to the original purchase price, including, but not limited to, real estate mortgages, securities such as promissory notes, and assets acquired through bankruptcy.

On May 7, 2014, the Company enlarged its focus. On that date, it executed a non-binding term sheet which provides for the acquisition by a wholly-owned subsidiary of the Company of SOMNUS Healthcare, Inc., a private company (SOMNUS).  At the closing of the acquisition, the Company’s shareholders would own approximately 25% of the combined company, SOMNUS shareholders would own approximately 59.1% of the company, and new investors would own approximately 9.8% of the combined company. The remaining 6.1% would be owned by an affiliate of the Company’s current largest shareholder.  This affiliate has previously provided a loan to SOMNUS of $250,000, secured by all of the assets of SOMNUS. The 6.1% interest is tied to that transaction.

It will be a requirement of the closing of the acquisition that the Company have a minimum of $250,000 in cash on the balance sheet and no unpaid liabilities; that SOMNUS has completed a $500,000 private placement; and that SOMNUS shareholders owning in excess of 1% after the closing of the acquisition sign a two year share lock up agreement, which permits sales after one year of up to 5% of each shareholder’s position or the Rule 144 limitation, whichever is greater, although the limitation on sales may be specifically waived. The Company plans a future private placement to raise funds for the $250,000 cash requirement, although the terms of the private placement have not been finalized and there can be no assurance that such fundraising will be successful.

The closing of the acquisition will also be subject to satisfactory due diligence by both parties, approval of the transaction by the SOMNUS shareholders, and a change of the name of the Company to a name selected by SOMNUS. The new Board of Directors would consist of five members; three appointed by SOMNUS and two mutually selected by SOMNUS and an affiliate of the Company’s current largest shareholder.

There is no guarantee whatsoever that this transaction will close. The only current binding components related to this transaction are the loan to SOMNUS by an affiliate of the Company’s current largest shareholder and the requirement of the payment of a breakup fee to that affiliate if the transaction is not closed by September 30, 2014, subject to a ninety day extension with the payment of a 5% fee on the outstanding balance due.

SOMNUS is an emerging growth company in the approximately twenty billion dollar sleep deprivation market. SOMNUS currently operates in three states. The industry has taken on increased focus as a result of recent studies indicating that lack of sleep may contribute to obesity, diabetes, hypertension, heart disease, brain damage, and some cancers. This industry is largely fragmented, with many small companies. SOMNUS has a broad future strategy to acquire some of these companies as well as to add new products and services, establish its own centers, and to partner with hospitals in delivery of services.

In the interim period between the date hereof and a potential closing of the SOMNUS transaction, the Company will also continue to develop a proprietary investment screening process to make its investments.  This screening process will be refined as a result of the expanded nature of its business plan. This process will be based upon the experience of its management team and outside consultants.  This process has not been fully developed at this time.

The Company also plans to continue to act as a holder of all forms of distressed debt by raising, investing and managing private equity and direct investment funds for third parties including high net worth individuals and institutions. As is the industry practice, the Company plans to earn management fees based on the size of the funds that it manages and incentive income based on the performance of these funds. The Company does not plan to focus on any particular industry but will look at any and all opportunities.

WestMountain Distressed Debt, Inc.
Notes to the Financial Statements
(Unaudited)

The Company is presently planning to develop and implement a web site based operation to gather additional potential investment opportunities beyond what it can generate through our network of contacts. The Company also plans to utilize the most current technology to analyze investments and believes the technology will assist in the analysis of each opportunity.

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

Unaudited Interim Condensed Financial Statements

We have prepared our unaudited interim condensed financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our financial position as of June 30, 2014, the interim results of operations for the three and six months ended June 30, 2014 and 2013, and the period from inception to June 30, 2014, and cash flows for the six months ended June 30, 2014 and 2013 and the period from inception to June 30, 2014. These interim statements have not been audited. The balance sheet as of December 31, 2013 was derived from our audited financial statements included in our annual report on Form 10-K. The interim condensed financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2013. The unaudited condensed financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

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

WestMountain Distressed Debt, Inc.
Notes to the Financial Statements
(Unaudited)

On April 11, 2014, the Company issued 175,000 shares of restricted common stock at its par value of $0.001. The shares were issued for $1,750 of contract services. The shares issued are “restricted stock” as per the Rule 144 promulgated under the Securities Act of 1933.

As of June 30, 2014 we had 1,983,150 shares issued and outstanding at a par value of $.001 or $1,983.

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

We received invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was originally for the term of one year, ending December 31, 2009 but was extended to December 31, 2014. As of March 31, 2014, the agreement was terminated by agreement of both parties. Total expenses incurred with Bohemian Companies were $-0- and $3,000 for the quarters ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, the total expenses were $-0- and $6,000 respectively. As of June 30, 2014 the Company had no balance due to Bohemian Companies, LLC.

We entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc. on October 15, 2009, and is considered to be a related party. Total expenses incurred with SP were $700 for the quarter ended June 30, 2014 and $500 for the quarter ended June 30, 2013. Total expenses incurred with SP were $1,200 for the six months ended June 30, 2014 and $1,000 for the six months ended June 30, 2013.  As of June 30, 2014 an accrual of $500 has been recorded for unpaid services.

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

General

Our original plan was to earn income by holding distressed real estate properties for resale at a future date when market conditions are more favorable. We later decided to expand our business plan to include the potential acquisition of all forms of distressed debt, including real estate mortgages, securities such as promissory notes, and assets acquired through bankruptcy. We plan to screen investments with emphasis towards finding opportunities with long term potential.

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

   On May 7, 2014, we enlarged our focus. On that date, executed a non-binding term sheet which provides for the acquisition by a wholly-owned subsidiary of the Company of SOMNUS Healthcare, Inc., a private company (SOMNUS).  At the closing of the acquisition, the Company’s shareholders would own approximately 25% of the combined company, SOMNUS shareholders would own approximately 59.1% of the company, and new investors would own approximately 9.8% of the combined company. The remaining 6.1% would be owned by an affiliate of the Company’s current largest shareholder.  This affiliate has previously provided a loan to SOMNUS of $250,000, secured by all of the assets of SOMNUS. The 6.1% interest is tied to that transaction.

                 It will be a requirement of the closing of the acquisition that the Company have a minimum of $250,000 in cash on the balance sheet and no unpaid liabilities; that SOMNUS has completed a $500,000 private placement; and that SOMNUS shareholders owning in excess of 1% after the closing of the acquisition sign a two year share lock up agreement, which permits sales after one year of up to 5% of each shareholder’s position or the Rule 144 limitation, whichever is greater, although the limitation on sales may be specifically waived. The Company plans a future private placement to raise funds for the $250,000 cash requirement, although the terms of the private placement have not been finalized and there can be no assurance that such fundraising will be successful.

                The closing of the acquisition will also be subject to satisfactory due diligence by both parties, approval of the transaction by the SOMNUS shareholders, and a change of the name of the Company to a name selected by SOMNUS. The new Board of Directors would consist of five members; three appointed by SOMNUS and two mutually selected by SOMNUS and an affiliate of the Company’s current largest shareholder.

        There is no guarantee whatsoever that this transaction will close. The only current binding components related to this transaction are the loan to SOMNUS by an affiliate of the Company’s current largest shareholder and the requirement of the payment of a breakup fee to that affiliate if the transaction is not closed by September 30, 2014, subject to a ninety day extension with the payment of a 5% fee on the outstanding balance due.

                  SOMNUS is an emerging growth company in the approximately twenty billion dollar sleep deprivation market. SOMNUS currently operates in three states. The industry has taken on increased focus as a result of recent studies indicating that lack of sleep may contribute to obesity, diabetes, hypertension, heart disease, brain damage, and some cancers. This industry is largely fragmented, with many small companies. SOMNUS has a broad future strategy to acquire some of these companies as well as to add new products and services, establish its own centers, and to partner with hospitals in delivery of services.

In the interim period between the date hereof and a potential closing of the SOMNUS transaction, we will also continue to develop a proprietary investment screening process to make our investments.  This screening process will be refined as a result of the expanded nature of our business plan. This process will be based upon the experience of our management team and outside consultants.  This process has not been fully developed at this time.

 In the interim period between the date hereof and a potential closing of the SOMNUS transaction, we also plan to continue to develop a plan to act as a holder of all forms of distressed debt by raising, investing and managing private equity and direct investment funds for third parties including high net worth individuals and institutions. As is the industry practice, we plan to earn management fees based on the size of the funds that we manage and incentive income based on the performance of these funds. We do not plan to focus on any particular industry but will look at any and all opportunities.

We are presently planning to develop and implement a web site based operation to gather additional potential investment opportunities beyond what we can generate through our network of contacts. We also plan to utilize the most current technology to analyze investments. We believe the technology will assist in the analysis of each opportunity.

   We currently operate out of one office in Colorado at 181 W Boardwalk, Suite 202, Fort Collins, Colorado 80525.  Our phone number is (970) 223-4499. If we acquire SOMNUS, we expect to add additional offices in accordance with the SOMNUS business plan.   If we are not successful in our business plan or in our acquisition of SOMNUS, we will be faced with several options:

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

Results of Operations

The following discussion involves our results of operations for the three and six months ended June 30, 2014 and June 30, 2013.

We have not generated operating revenues since our inception. On May 7, 2014, we enlarged our business focus. On that date, executed a non-binding term sheet which provides for the acquisition by a wholly-owned subsidiary of the Company of SOMNUS Healthcare, Inc., a private company (SOMNUS).  The closing of the acquisition will also be subject to satisfactory due diligence by both parties, approval of the transaction by the SOMNUS shareholders, and a change of the name of the Company to a name selected by SOMNUS. The new Board of Directors would consist of five members; three appointed by SOMNUS and two mutually selected by SOMNUS and an affiliate of the Company’s current largest shareholder.

                 There is no guarantee whatsoever that this transaction will close. The only current binding components related to this transaction are the loan to SOMNUS by an affiliate of the Company’s current largest shareholder and the requirement of the payment of a breakup fee to that affiliate if the transaction is not closed by September 30, 2014, subject to a ninety day extension with the payment of a 5% fee on the outstanding balance due.

In the interim period between the date hereof and a potential closing of the SOMNUS transaction, we will also continue to develop a proprietary investment screening process to make our investments.  This screening process will be refined as a result of the expanded nature of our business plan. This process will be based upon the experience of our management team and outside consultants.  This process has not been fully developed at this time.

 We also plan to continue to develop a plan to act as a holder of all forms of distressed debt by raising, investing and managing private equity and direct investment funds for third parties including high net worth individuals and institutions. As is the industry practice, we plan to earn management fees based on the size of the funds that we manage and incentive income based on the performance of these funds. We do not plan to focus on any particular industry but will look at any and all opportunities.

We are presently planning to develop and implement a web site based operation to gather additional potential investment opportunities beyond what we can generate through our network of contacts. We also plan to utilize the most current technology to analyze investments. We believe the technology will assist in the analysis of each opportunity.

For the three months ended June 30, 2014 and 2013 operating expenses were $10,396 and $8,629, respectively. For the six months ended June 30, 2014 and 2013 operating expenses were $18,811 and $24,671, respectively. The increase in expenses over the three and six months ended June 30, 2014 are attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $10,396 for the three months ended June 30, 2014, compared to a net loss of $8,629 for the three months ended June 30, 2013.  For the six months ended June 30, 2014 and 2013, we had a net loss of $18,811 and $24,671 respectively.

Liquidity and Capital Resources

Our cash on June 30, 2014 was $7,272.

Cash flows used in operating activities were $10,637 for the six months ended June 30, 2014, compared to cash flows used in operating activities of $32,488 for the six months ended June 30, 2013.

Over the next twelve months we do not expect any material capital costs in our operations.

On May 7, 2014, we executed a non-binding term sheet which provides for the acquisition by a wholly-owned subsidiary of the Company of SOMNUS Healthcare, Inc., a private company (SOMNUS).  At the closing of the acquisition, the Company’s shareholders would own approximately 25% of the combined company, SOMNUS shareholders would own approximately 59.1% of the company, and new investors would own approximately 9.8% of the combined company. The remaining 6.1% would be owned by an affiliate of the Company’s current largest shareholder.  This affiliate has previously provided a loan to SOMNUS of $250,000, secured by all of the assets of SOMNUS. The 6.1% interest is tied to that transaction.

There is no guarantee whatsoever that this transaction will close. The only current binding components related to this transaction are the loan to SOMNUS by an affiliate of the Company’s current largest shareholder and the requirement of the payment of a breakup fee to that affiliate if the transaction is not closed by September 30, 2014, subject to a ninety day extension with the payment of a 5% fee on the outstanding balance due.

In the interim period between the date hereof and a potential closing of the SOMNUS transaction, we will also continue to develop our business plan.

Because most of our costs are fixed in amount and are recurring in nature we expect our quarterly operating expenses to remain consistent throughout 2014, absent our acquisition of SOMNUS.

If we do not acquire SOMNUS, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $40,000 to $60,000 in operating costs for the current year without the SOMNUS acquisition. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business. At this time, we cannot project the impact of the potential acquisition of SOMNUS on our operations or liquidity and capital resources.

If we do not acquire SOMNUS, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

In any case, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs.  Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2014. However, failure to generate sufficient revenues or sufficient financing when needed could cause us to go out of business.

Plan of Operation for July 1, 2014 to December 31, 2014

Our plan for the six months beginning July 1, 2014 is to make a profit by December 31, 2014. Historically we had planned to earn income by holding distressed real estate properties for resale at a future date when market conditions are more favorable. In addition to this plan, on May 7, 2014, we executed a non-binding term sheet which provides for the acquisition by a wholly-owned subsidiary of the Company of SOMNUS Healthcare, Inc., a private company (SOMNUS).  At the closing of the acquisition, the Company’s shareholders would own approximately 25% of the combined company, SOMNUS shareholders would own approximately 59.1% of the company, and new investors would own approximately 9.8% of the combined company. The remaining 6.1% would be owned by an affiliate of the Company’s current largest shareholder.  This affiliate has previously provided a loan to SOMNUS of $250,000, secured by all of the assets of SOMNUS. The 6.1% interest is tied to that transaction.

There is no guarantee whatsoever that this transaction will close. The only current binding components related to this transaction are the loan to SOMNUS by an affiliate of the Company’s current largest shareholder and the requirement of the payment of a breakup fee to that affiliate if the transaction is not closed by September 30, 2014, subject to a ninety day extension with the payment of a 5% fee on the outstanding balance due.

In the interim period between the date hereof and a potential closing of the SOMNUS transaction, we will also continue to develop our original business plan.

We still plan to act as a holder of distressed real estate properties by raising, investing and managing private equity and direct investment funds for third parties including high net worth individuals and institutions. As is the industry practice, we plan to earn management fees based on the size of the funds that we manage and incentive income based on the performance of these funds. We will not focus on any particular industry in the real estate market but will look at any and all opportunities.

We are presently planning to develop and implement a web site based operation to gather additional potential investment opportunities beyond what we can generate through our network of contacts. We also plan to utilize the most current technology to analyze investments. We believe the technology will assist in the analysis of each opportunity.

If we are not successful in our business plan or in closing the SOMNUS acquisition, we will be faced with several options:

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

We currently operate out of one office in Colorado at 181 W Boardwalk, Suite 202, Fort Collins, Colorado 80525.  Our phone number is (970) 223-4499. If we acquire SOMNUS, we expect to add additional offices in accordance with the SOMNUS business plan.

Critical Accounting Policies

In June 2014, the FASB issued ASU No. 2014-10, which amended Accounting Standards Codification (ASC) Topic 915 Development Stage Entities. The amendment eliminates certain financial reporting requirements surrounding development stage entities, including an amendment to the variable interest entities guidance in ASC Topic 810, Consolidation. The amendment removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. Consequently, the amendment eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

This amendment is effective for fiscal years beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has made the election to early adopt this amendment effective June 30, 2014 and, as a result, the Company is no longer presenting or disclosing the information previously required under Topic 915. The early adoption was made to reduce data maintenance by removing all incremental financial reporting requirements for development stage entities. The adoption of this amendment alters the disclosure requirements of the Company, but it does not have any material impact on the Company’s financial position or results of operations for the current or any prior reporting periods.

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

We have not generated revenues since our inception. As of June 30, 2014, we had a cash position of $7,272. We anticipate that operating costs will be approximately $60,000 for the fiscal year ending December 31, 2014. These operating costs include insurance, taxes, office lease, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

            Our largest shareholder, WestMountain Red, LLC, of which Mr. Klemsz is a 16.8% member, owns 8,050,000 shares and thereby controls approximately 89% of our outstanding shares. Because WestMountain Red, LLC individually beneficially controls a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

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

                Of our total outstanding shares as of June 30, 2014, a total of 1,655,000, or approximately 92%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 11, 2014, we issued at total of 175,000 common shares for past services at a price of $0.01 per share. The shares issued are “restricted stock” as per the Rule 144 promulgated under the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

              Effective April 1, 2014, we relocated our principal executive office to 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525. We signed a two year lease for a total of 565 square feet of office space at a price of $188 per month plus costs associated with yearly common area fees. For the current year, the additional cost will be $61. Our telephone number is 970-223-4499.

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

 * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
 ** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

Reports on Form 8-K. One report was filed under cover of Form 8-K for the fiscal quarter ended June 30, 2014 relating to our non-binding term sheet with SOMNUS.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized August11, 2014.

WEST MOUNTAIN DISTRESSED DEBT, INC.,

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)