Form 10-Q
period 2014-09-30
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2014-11-12
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2014

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 4, 2014, was 1,983,150.

FORM 10-Q
West Mountain Distressed Debt, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Distressed Debt, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Distressed Debt, Inc.
Balance Sheets

	September 30,	December 31,
	2014	2013

Assets
Cash	$1,307	$33,659
Prepaid expenses	435	510
Total assets	$1,742	$34,169

Liabilities and Shareholders' Equity
Liabilities:
Accrued liabilities, related parties	$1,500	$700
Accounts payable and accrued liabilities	7,867	17,367
Total liabilities	9,367	18,067

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding 2014 and 2013
Common stock, $.001 par value; 200,000,000 shares authorized,	1,983	1,808
1,983,150 shares issued and outstanding 2014
1,808,150 shares issued and outstanding December 31, 2013
Additional paid-in-capital	368,982	367,407
Accumulated Deficit	(378,590)	(353,113)
Total shareholders' equity	$(7,625)	16,102
Total liabilities and shareholders' equity	$1,742	$34,169

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
Statements of Operations
For the three and nine months ended September 30, 2014 and 2013

					October 18, 2007
	For the three months ended.		For the nine months ended		(Inception) Through
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014

Operating expenses
Sales, general and administrative expense	$6,667	$9,020	$25,478	$33,691	$392,041
Total operating expenses	6,667	9,020	25,478	33,691	392,041

Net loss from operations	(6,667)	(9,020)	(25,478)	(33,691)	(392,041)

Other income/(expense)
Interest income	1	0	1	-	13,451
Net loss before income taxes	(6,666)	(9,020)	(25,477)	(33,691)	(378,590)
Provision for income taxes	-	-	-	-	-
Net loss	$(6,666)	$(9,020)	$(25,477)	$(33,691)	$(378,590)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Basic and diluted weighted average common
shares outstanding	1,963,919	1,808,150	1,886,465	1,808,150

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
Statement of Changes in Shareholders' Equity
For the period December 31, 2013 through September 30, 2014

	Preferred Stock		Common Stock		Additional
		Par		Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance at December 31, 2013	-	$-	1,808,150	$1,808	$367,407	$(353,113)	$16,102

Net loss, for the quarter ended
March 31, 2014	-	-	-	-	-	(8,415)	(8,415)

Balance at March 31, 2014	-	$-	1,808,150	$1,808	$367,407	$(361,528)	$7,687

Issuance of common stock			175,000	175	1,575		1,750

Net loss, for the quarter ended
June 30, 2014	-	-	-	-	-	(10,396)	(10,396)

Balance at June 30, 2014	-	$-	1,983,150	$1,983	$368,982	$(371,924)	$(959)

Net loss, for the quarter ended
September 30, 2014	-	-	-	-	-	(6,666)	(6,666)

Balance at September 30, 2014	-	$-	1,983,150	$1,983	$368,982	$(378,590)	$(7,625)

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
Statements of Cash Flows
For the nine months ended September 30, 2014 and 2013

	For the nine months ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(25,477)	$(33,691)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation	1,750	-
Changes in operating assets and operating liabilities:
Prepaid expenses	75	(417)
Accounts payable and accrued liabilities	(9,500)	-
Indebtedness to related parties and accrued liabilities	800	(9,890)
Net cash (used in) operating activities	(32,352)	(43,998)

Net change in cash	(32,352)	(43,998)

Cash, beginning of period	33,659	87,272

Cash, end of period	$1,307	$43,274

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

On May 7, 2014, the Company executed a non-binding term sheet which provided for the acquisition by a wholly-owned subsidiary of the Company of SOMNUS Healthcare, Inc., a private company (SOMNUS). This proposed acquisition has been abandoned by the parties as of October 1, 2014, with no continuing obligations by either party.

The Company continues to develop a proprietary investment screening process to make its investments.  This screening process will be refined as a result of the expanded nature of its business plan. This process will be based upon the experience of its management team and outside consultants.  This process has not been fully developed at this time.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has no history of operations, limited assets, and has incurred operating losses since inception.  These factors, among others, raise substantial doubt about its ability to continue as a going concern.

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

WestMountain Distressed Debt, Inc.
Notes to the Financial Statements
(Unaudited)

Unaudited Interim Condensed Financial Statements

We have prepared our unaudited interim condensed financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our financial position as of September 30, 2014, the interim results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. These interim statements have not been audited. The balance sheet as of December 31, 2013 was derived from our audited financial statements included in our annual report on Form 10-K. The interim condensed financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2013. The unaudited condensed financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

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

Effective with the commencement of trading on November 22, 2010, we reverse split our Common Shares. New Common Shares were issued to shareholders in exchange for their Old Common Shares in the ratio of one New Common Share for each five Old Common Shares held, thus effecting a one-for-five reverse stock split. Fractional shares, if any, were rounded up to the next whole number. There was no change in the par value of the Common Shares. As of September 30, 2014 we had 1,983,150 shares issued and outstanding at a par value of $.001 or $1,983

On April 11, 2014, the Company issued 175,000 shares of common stock at its par value of $0.001. The shares were issued for $1,750 of contract services. The shares issued are “restricted stock” as per the Rule 144 promulgated under the Securities Act of 1933.

WestMountain Distressed Debt, Inc.
Notes to the Financial Statements
(Unaudited)

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

We received invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was originally for the term of one year, ending December 31, 2009 but was extended to December 31, 2014. As of March 31, 2014, the agreement was terminated by agreement of both parties. Total expenses incurred with Bohemian Companies were $-0- and $3,000 for the quarters ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, the total expenses were $-0- and $9,000 respectively. As of September 30, 2014 the Company had no balance due to Bohemian Companies, LLC.

We entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc. on October 15, 2009, and is considered to be a related party. Total expenses incurred with SP were $500 for the quarters ended September 30, 2014 and September 30, 2013. Total expenses incurred with SP were $1,700 for the nine months ended September 30, 2014 and $1,800 for the nine months ended September 30, 2013.  As of September 30, 2014 an accrual of $500 has been recorded for unpaid services.

(5)     Subsequent Event

The SOMNUS transaction did not close as of September 30, 2014. This proposed acquisition has been abandoned by the parties as of October 1, 2014, with no continuing obligations by either party.

Subsequent to the end of the fiscal quarter, WestMountain Company loaned us $25,000, which we plan to use for general operations. The terms of the loan are currently being negotiated and have not been finalized.

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

   On May 7, 2014, we executed a non-binding term sheet which provided for the acquisition by a wholly-owned subsidiary of ours of SOMNUS Healthcare, Inc., a private company (SOMNUS). This proposed acquisition has been abandoned by the parties as of October 1, 2014, with no continuing obligations by either party.

We continue to develop a proprietary investment screening process to make our investments.  This screening process will be refined as a result of the expanded nature of our business plan. This process will be based upon the experience of our management team and outside consultants.  This process has not been fully developed at this time.

We plan to continue to develop a plan to act as a holder of all forms of distressed debt by raising, investing and managing private equity and direct investment funds for third parties including high net worth individuals and institutions. As is the industry practice, we plan to earn management fees based on the size of the funds that we manage and incentive income based on the performance of these funds. We do not plan to focus on any particular industry but will look at any and all opportunities.

We are presently planning to develop and implement a web site based operation to gather additional potential investment opportunities beyond what we can generate through our network of contacts. We also plan to utilize the most current technology to analyze investments. We believe the technology will assist in the analysis of each opportunity.

We currently operate out of one office in Colorado at 181 W Boardwalk, Suite 202, Fort Collins, Colorado 80525.  Our phone number is (970) 223-4499.   If we are not successful in our business plan, we will be faced with several options:

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

Results of Operations

The following discussion involves our results of operations for the three and nine months ended September 30, 2014 and September 30, 2013.

We have not generated operating revenues since our inception.

On May 7, 2014, we executed a non-binding term sheet which provided for the acquisition by a wholly-owned subsidiary of ours of SOMNUS Healthcare, Inc., a private company (SOMNUS). This proposed acquisition has been abandoned by the parties as of October 1, 2014, with no continuing obligations by either party.

We continue to develop a proprietary investment screening process to make our investments.  This screening process will be refined as a result of the expanded nature of our business plan. This process will be based upon the experience of our management team and outside consultants.  This process has not been fully developed at this time.

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

For the three months ended September 30, 2014 and 2013 operating expenses were $6,667 and $9,020, respectively. For the nine months ended September 30, 2014 and 2013 operating expenses were $25,478 and $33,691, respectively. The decrease in expenses over the three and nine months ended September 30, 2014 are attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $6,666 for the three months ended September 30, 2014, compared to a net loss of $9,020 for the three months ended September 30, 2013.  For the nine months ended September 30, 2014 and 2013, we had a net loss of $25,477 and $33,691 respectively.

Liquidity and Capital Resources

Our cash on June 30, 2014 was $1,307.

Cash flows used in operating activities were $32,352 for the nine months ended September 30, 2014, compared to cash flows used in operating activities of $43,998 for the nine months ended September 30, 2013.

Over the next twelve months we do not expect any material capital costs in our operations.

On May 7, 2014, we executed a non-binding term sheet which provided for the acquisition by a wholly-owned subsidiary of ours of SOMNUS Healthcare, Inc., a private company (SOMNUS). This proposed acquisition has been abandoned by the parties as of October 1, 2014, with no continuing obligations by either party.

We continue to develop our business plan.

Because most of our costs are fixed in amount and are recurring in nature we expect our quarterly operating expenses to remain consistent throughout 2014.

Because it appears that we will not acquire SOMNUS, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $40,000 to $60,000 in operating costs for the current year without the SOMNUS acquisition. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Since we did not acquire SOMNUS, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

In any case, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs.

Subsequent to the end of the fiscal quarter, WestMountain Company loaned us $25,000, which we plan to use to general operations, The terms of the loan are currently being negotiated and have not been finalized.

Currently, we believe that we have sufficient capital to implement our business operations or to sustain them through December 31, 2014. However, failure to generate sufficient revenues or sufficient financing when needed could cause us to go out of business.

Plan of Operation for October 1, 2014 to December 31, 2014

Our plan for the three months beginning October 1, 2014 is to make a profit by December 31, 2014. Historically we had planned to earn income by holding distressed real estate properties for resale at a future date when market conditions are more favorable.

We continue to develop our original business plan.

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

If we not successful in our business plan, , we will be faced with several options::

1.	Cease operations and go out of business;
2.	Continue to seek alternative and acceptable sources of capital; or
3.	Bring in additional capital that may result in a change of control.

Subsequent to the end of the fiscal quarter, WestMountain Company loaned us $25,000, which we plan to use to general operations, The terms of the loan are currently being negotiated and have not been finalized.

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

We have not generated revenues since our inception. As of September 30, 2014, we had a cash position of $1,307. We anticipate that operating costs will be approximately $60,000 for the fiscal year ending December 31, 2014. These operating costs include insurance, taxes, office lease, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

Of our total outstanding shares as of September 30, 2014, a total of 1,655,000, or approximately 92%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

 * Previously filed with Form SB-2 Registration Statement, January 2, 2008.
 ** Previously filed with Form 10-KSB, February 29, 2008.

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended September 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 11, 2014.

WEST MOUNTAIN DISTRESSED DEBT, INC.,

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)