Form 10-K
period 2014-12-31
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2015-02-25
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2014

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-53031

WESTMOUNTAIN DISTRESSED DEBT, INC.
 (Exact Name of Issuer as specified in its charter)

Colorado	26-1315407
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

181 W. Boardwalk, Suite 202
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

As of February 25, 2015, the registrant had outstanding 1,983,150 common shares. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter: the registrant’s securities did not trade in a public venue as of the last business day of the registrant’s most recently completed fourth fiscal quarter. Based upon the last sales of its common stock in December 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $186,533.

FORM 10-K

WestMountain Distressed Debt, Inc.

Return to Index

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

Return to Index

We operate out of one office in Colorado at 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525.  We have no specific plans at this point for additional offices.  However, in the future, we plan to occupy separate office facilities and obtain office furniture and equipment, depending upon the development of our business plan. If we are not successful in our operations we will be faced with several options:

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

Currently, we believe that we have or can obtain sufficient capital to implement our proposed business operations or to sustain them through December 31, 2015. If we can become profitable, we could operate at our present level indefinitely.  To date, we have no definitive agreements with possible acquisition candidates.

Operations

At the present time, we operate from one location in Fort Collins, Colorado. Our plan is to make our operation profitable but for the year ended December 31, 2014 we have incurred a loss. We estimate that we must generate approximately $60,000 in revenues per year to be profitable.  At the present time, we are not generating revenues but continue to develop our business plan. The key for us will be the development of revenues. We believe that we can be profitable or at break even by the end of our next fiscal year, assuming sufficient revenues.

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

Return to Index

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

Return to Index

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

Return to Index

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

            Our investor relations department can be contacted at our principal executive office located at our principal office, 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525.  Our telephone number is (970) 223-4499. We currently have no website.

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

For our audit dated December 31, 2014, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

♦	our ability to find suitable investments; and

♦	our ability to generate revenues.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $50,000 and $70,000 for the fiscal year ending December 31, 2015. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or to secure additional working capital will cause us to go out of business.

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

Return to Index

If we do not generate adequate revenues to finance our operations, raise additional funds, or a combination of both, our business may fail.

We have not generated revenues since our inception. As of December 31, 2014, we had a cash position of $8,071. We anticipate that operating costs will range between $50,000 and $70,000, for the fiscal year ending December 31, 2015. These operating costs include insurance, taxes, office lease, maintenance, contract services and all other costs of operations.

We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will develop or be sufficient to cover operating costs for the foreseeable future, it will be necessary to raise additional funds.  If we do not generate adequate revenues to finance our operations, raise additional funds, or a combination of both, our business may fail. In the event that we need additional capital, WestMountain Red, LLC, our majority shareholder, has orally agreed to loan such funds as may be necessary through December 31, 2015 for working capital purposes, but is under no binding obligation to do so.

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

Our largest shareholder, WestMountain Red, LLC, of which Mr. Klemsz is a 16.8% member, owns 1,610,000 shares and thereby controls approximately 81% of our outstanding shares. Because WestMountain Red, LLC individually beneficially controls more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

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

Return to Index

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

Return to Index

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

Return to Index

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

        ●    departures of key personnel.

Of our total outstanding shares as of December 31, 2014, a total of 1,840,000, or approximately 92.78%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock currently trades from time to time and always below $5.00 per share. As a result, our common stock is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser's agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

Return to Index

Buying low-priced penny stocks is very risky and speculative.

Our common shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000, exclusive of the value of principal residence, or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

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

Return to Index

 ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525, and our telephone number is (970) 223-4499. Effective April 1, 2014, we relocated our principal executive office to this location. We signed a two year lease for a total of 565 square feet of office space at a price of $188 per month plus costs associated with yearly common area fees. For the current year, the additional cost will be $61.  We own no real estate nor have plans to acquire any real estate.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2014, there were sixty-six record holders of our common stock and there were 1,983,150 shares of our common stock outstanding.

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

Return to Index

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

Return to Index

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

Results of Operations

For the year ended December 31, 2014 we recorded a net loss of $42,458.  For the year ended December 31, 2013, we recorded a net loss of $56,239.

Our independent auditors have expressed doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop distressed debt investments that will generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the year ended December 31, 2014, was $41,522. We recorded $56,239 in general and administrative expenses for the year ended December 31, 2013.  The major components of general and administrative expenses are professional fees, which include legal and accounting costs.

We currently have no revenue but continue to develop our plan.

Because we do not pay salaries, and our major professional fees are negotiated in advance, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of business activity, we believe that we must generate approximately $60,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, WestMountain Red, LLC has orally agreed to loan such funds as may be necessary through December 31, 2015 for working capital purposes, but is under no binding obligation to do so.

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

Return to Index

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

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $8,071.

Net cash used in operating activities was $50,588 for the fiscal year ended December 31, 2014 compared to net cash used in operating activities of $53,613 for the fiscal year ended December 31, 2013.

Cash flows provided by investing activities were $-0- for the fiscal years ended December 31, 2014 and 2013. Cash flows provided by financing activities for the fiscal year ended December 31, 2014 was $25,000 and $ -0- for 2013.

Over the next twelve months we do not expect to incur material capital costs to develop operations

We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will develop or be sufficient to cover operating costs for the foreseeable future, it will be necessary to raise additional funds. If we do not generate adequate revenues to finance our operations, raise additional funds, or a combination of both, our business may fail. In the event that we need additional capital, WestMountain Red, LLC, our majority shareholder, has orally agreed to loan such funds as may be necessary through December 31, 2015 for working capital purposes, but is under no binding obligation to do so.

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

Return to Index

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

Return to Index

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

WestMountain Distressed Debt, Inc.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Return to Index

Return to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
WestMountain Distressed Debt, Inc.
Fort Collins, Colorado

We have audited the accompanying balance sheets of WestMountain Distressed Debt, Inc. (the "Company") as of December 31, 2014 and 2013, and the related statements of operations, shareholders' (deficit) equity, and cash flows for each of the years then ended.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EKS&H LLLP
/s/ EKS&H LLLP
February 25, 2015
Fort Collins, Colorado

Return to Index

WestMountain Distressed Debt, Inc.
Balance Sheets

	December 31,	December 31,
	2014	2013

Assets
Cash	$8,071	$33,659
Prepaid expenses	9,227	510
Total assets	$17,298	$34,169

Liabilities and Shareholders' Equity
Liabilities:
Accrued liabilities, related parties	$1,737	$700
Notes payable, related parties	25,000	-
Accounts payable and accrued liabilities	15,167	17,367
Total liabilities	41,904	18,067

Commitments and contingencies

Shareholders' (deficit) equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding December 31, 2014 and 2013
Common stock, $.001 par value; 200,000,000 shares authorized,	1,983	1,808
1,983,150 shares issued and outstanding December 31, 2014
1,808,150 shares issued and outstanding December 31, 2013
Additional paid-in-capital	368,982	367,407
Accumulated (deficit)	(395,571)	(353,113)
Total shareholders' (deficit) equity	$(24,606)	16,102
Total liabilities and shareholders' (deficit) equity	$17,298	$34,169

The accompanying notes are an integral part of these financial statements.

Return to Index
WestMountain Distressed Debt, Inc.
Statements of Operations
For the years ended December 31, 2014 and 2013

	For the year ended
	December 31,
	2014	2013

Operating expenses
Sales, general and administrative expense	$41,522	$56,239
Total operating expenses	41,522	56,239

Net loss from operations	(41,522)	(56,239)

Other income/(expense)
Interest expense	(936)	-
Net loss before income taxes	(42,458)	(56,239)
Provision for income taxes	-	-
Net loss	$(42,458)	$(56,239)

Basic and diluted loss per share	$(0.02)	$(0.03)
Basic and diluted weighted average common
shares outstanding	1,896,369	1,808,150

The accompanying notes are an integral part of these financial statements.

Return to Index

WestMountain Distressed Debt, Inc.
Statement of Changes in Shareholders' (Deficit) Equity
For the period December 31, 2012 through December 31, 2014

	Preferred Stock		Common Stock		Additional
		Par		Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance at December 31, 2012	-	$-	1,808,150	$1,808	$367,407	$(296,874)	$72,341

Net loss, for the year ended
December 31, 2013	-	-	-	-	-	(56,239)	(56,239)

Balance at December 31, 2013	-	$-	1,808,150	$1,808	$367,407	$(353,113)	$16,102

Issuance of common stock	-	-	175,000	175	1,575	-	1,750

Net loss, for the year ended
December 31, 2014	-	-	-	-	-	(42,458)	(42,458)

Balance at December 31, 2014	-	$-	1,983,150	$1,983	$368,982	$(395,571)	$(24,606)

The accompanying notes are an integral part of these financial statements.

Return to Index
WestMountain Distressed Debt, Inc.
Statements of Cash Flows
For the years ended December 31, 2014 and 2013

	For the year ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(42,458)	$(56,239)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation	1,750	-
Changes in operating assets and operating liabilities:
Prepaid expenses	(8,717)	(424)
Accounts payable and accrued liabilities	(2,200)	3,050
Indebtedness to related parties and accrued liabilities	1,037	-
Net cash (used in) operating activities	(50,588)	(53,613)

Cash flows from financing activities:
Proceeds from notes payable, related parties	25,000	-
Net cash provided by financing activities	25,000	-

Net change in cash	(25,588)	(53,613)

Cash, beginning of period	33,659	87,272

Cash, end of period	$8,071	$33,659

The accompanying notes are an integral part of these financial statements.

Return to Index

WestMountain Distressed Debt, Inc.
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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   Since inception, the Company has not had revenues, has incurred recurring losses, and as of December 31, 2014 has an accumulated deficit of $395,571.  These factors, among others, raise substantial doubt about its ability to continue as a going concern.

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

Loss per Common Share
Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. At December 31, 2014 and December 31, 2013, there were no potentially dilutive securities outstanding.

Return to Index

WestMountain Distressed Debt, Inc.
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

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax years 2010-2014 remain open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Fiscal Year-end
The Company operates on a December 31 year-end.

Subsequent Events
The Company has evaluated all subsequent events through the auditors’ report date, which is the date the financial statements were available for issuance.

Return to Index

WestMountain Distressed Debt, Inc.
Notes to the Financials

(3)  Income Taxes

Income taxes consists of the following:

Provision for taxes

Deferred taxes consists of:
	December 31,
	2014	2013
Deferred tax assets (liabilities):
Compensation Accruals	$-	$-
Bad Deb Reserve	-	-
Prepaid Expenses	(1,444)	(97)
Other	-	-
Net operating loss carryforwards	75,405	65,548
Fixed Assets	-	30
Amortizable Assets	1,227	1,384
Alternative Minimum Tax Credits	-	-
Accumulated OCI	-	-
Other Liabilities	-	-
Total long-term deferred tax asset (liabilities)	75,188	66,865

Total deferred tax assets (liabilities)	75,188	66,865
Valuation allowance	(75,188)	(66,865)
Net deferred tax assets	$-	$-

The expense or benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to income or loss before income taxes as follows for the years ended:

	2014	2013

U.S. federal income tax expense\(benefit) at statutory rates	(6,594)	(8,436)
Permanent differences	-	-
State income tax expense\(benefit), net of federal impact	(1,729)	(2,212)
Other	-	-
Change in valuation allowance	8,323	10,648
	$-	$-

Return to Index

WestMountain Distressed Debt, Inc.
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

Effective with the commencement of trading on November 22, 2010, we reverse split our Common Shares. New Common Shares were issued to shareholders in exchange for their Old Common Shares in the ratio of one New Common Share for each five Old Common Shares held, thus effecting a one-for-five reverse stock split. Fractional shares, if any, were rounded up to the next whole number. There was no change in the par value of the Common Shares. As of December 31, 2014, we had 1,983,150 shares issued and outstanding at a par value of $.001 or $1,983.

On April 11, 2014, the Company issued 175,000 shares of common stock at its par value of $0.001. The shares were issued for $1,750 of contract services. The shares issued are "restricted stock" as per the Rule 144 promulgated under the Securities Act of 1933.

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC, to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We  compensated Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performed services on our behalf.

We received invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was originally for the term of one year, ending December 31, 2009 but was extended to December 31, 2014. As of March 31, 2014, the agreement was terminated by agreement of both parties. Total expenses incurred with Bohemian Companies were $3,000 and $12,000 for the fiscal years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 the Company had no balance due to Bohemian Companies, LLC.

We entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc. on October 15, 2009, and is considered to be a related party. Total expenses incurred with SP were $2,300 and $2,200 for the fiscal years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 an accrual of $800 has been recorded for unpaid services.

On October 17, 2014, the Company entered into a Promissory Note Agreement with WestMountain Company in the amount of $25,000. The note bears interest at 18% per annum until paid in full. Repayment of the note is due on or before April 16, 2015. As of December 31, 2014, the principal and accrued interest due on the note is $25,937.

(6)  Commitment, Contingencies and Legal Proceedings

In April 2014, we relocated our principal executive office to 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525. We signed a two year lease for a total of 565 square feet of office space at a price of $188 per month plus costs associated with per month common area fees of $60.75.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

December 31,	Total

2015	$2,985
2016	$746
Total	$3,731

(7)    Subsequent Events

On January 27, 2014, the Company entered into a Promissory Note Agreement with WestMountain Company in the amount of $25,000. The note bears interest at 18% per annum until paid in full. Repayment of the note is due on or before July 27, 2015.

Return to Index

 ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2014.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2014.

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

Return to Index

Changes in Internal Control Over Financial Reporting.

           We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

           This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian L. Klemsz	56	President, Treasurer, Director
Joni K Troska	55	Secretary

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

Return to Index

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. In this regard, Ms. Troska filed a Form 4 but not in a timely manner with respect to the acquisition of common shares during fiscal year 2014.

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

We have entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for us.  The owner, Ms. Joni Troska, was appointed our corporate Secretary on October 15, 2009 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2014 an accrual of $800 has been recorded for unpaid services. Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officers or director.

Return to Index

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2014, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 1,983,150 common shares were issued and outstanding as of December 31, 2014.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

WestMountain Red, LLC(4)	1,610,000	81.18%
181 W. Boardwalk, Suite 202
Fort Collins, Colorado 80525

Brian L. Klemsz	(3)(4)
181 W. Boardwalk, Suite 202
Fort Collins, Colorado 80525

Joni K. Troska 181 W. Boardwalk, Suite 202 Fort Collins, Colorado 80254	40,000	2.02%

All Officers and Directors as a Group	310,480	15.66%
(two persons)
_______________

   (1) All ownership is beneficial and of record, unless indicated otherwise.
   (2) The Beneficial owner has sole voting and investment power with respect to the shares shown.
   (3) Mr. Klemsz owns 16.8% of WestMountain Red, LLC.
   (4) Does not include a total of 80,000 shares owned of record by WestMountain Company, a public company in which Mr.Klemsz is an officer and shareholder, and BOCO Investments, LLC is a controlling shareholder.

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

On January 1, 2008, we entered into a Service Agreement with Bohemian Companies, LLC, to provide us with certain defined services. These services include financial, bookkeeping, accounting, legal and tax matters, as well as cash management, custody of assets, preparation of financial documents, including tax returns and checks, and coordination of professional service providers as may be necessary to carry out the matters covered by the Service Agreement. We  compensated Bohemian Companies, LLC by reimbursing this entity for the allocable portion of the direct and indirect costs of each employee of Bohemian Companies, LLC that performed services on our behalf.

We received invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was originally for the term of one year, ending December 31, 2009 but was extended to December 31, 2014. As of March 31, 2014, the agreement was terminated by agreement of both parties. Total expenses incurred with Bohemian Companies were $3,000 and $12,000 for the fiscal years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 the Company had no balance due to Bohemian Companies, LLC.

Return to Index

      We entered into an agreement with SP Business Solutions (“SP”) to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc. on October 15, 2009, and is considered to be a related party. Total expenses incurred with SP were $2,200 for the fiscal years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 an accrual of $800 has been recorded for unpaid services.

On October 17, 2014, the Company entered into a Promissory Note Agreement with WestMountain Company in the amount of $25,000. The note bears interest at 18% per annum until paid in full. Repayment of the note is due on or before April 16, 2015. As of December 31, 2014, the principal and accrued interest due on the note is $25,937.

 ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, EKS&H, LLLP, Certified Public Accountants billed an aggregate of $17,900 for the year ended December 31, 2014 and an aggregate of $15,820 for the year ended December 31, 2013 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

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

          *     Previously filed with Form SB-2 Registration Statement, January 2, 2008.
          **   Previously filed with Form 10-KSB Registration Statement, February 29, 2008
          *** Previously filed with Form 8-K, November 23, 2010.

Return to Index

SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2015.

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

Date: February 25, 2015	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director