Form 10-Q
period 2015-03-31
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2015-05-14
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2015

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, April 15, 2015, was 1,983,150.

FORM 10-Q
West Mountain Distressed Debt, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Distressed Debt, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Distressed Debt, Inc.
Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Cash	$11,263	$8,071
Prepaid expenses	10,127	9,227
Total assets	$21,390	$17,298

Liabilities and Shareholders' Equity
Liabilities:
Accrued liabilities, related parties	$3,636	$1,737
Notes payable, related parties	50,000	25,000
Accounts payable and accrued liabilities	6,516	15,167
Total liabilities	60,152	41,904

Commitments and contingencies

Shareholders' (deficit) equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding 2015 and 2014
Common stock, $.001 par value; 200,000,000 shares authorized,	1,983	1,983
1,983,150 shares issued and outstanding 2015 and 2014
Additional paid-in-capital	368,982	368,982
Accumulated (deficit)	(409,727)	(395,571)
Total shareholders' (deficit) equity	$(38,762)	(24,606)
Total liabilities and shareholders' equity	$21,390	$17,298

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
Statements of Operations
For the three months ended March 31, 2015 and 2014

	For the three months ended,
	March 31,
	2015	2014
	(unaudited)	(unaudited)
Operating expenses
Sales, general and administrative expense	$12,257	$8,415
Total operating expenses	12,257	8,415

Net loss from operations	(12,257)	(8,415)

Other income/(expense)
Interest expense	(1,899)	-
Net loss before income taxes	(14,156)	(8,415)
Provision for income taxes	-	-
Net loss	$(14,156)	$(8,415)

Basic and diluted loss per share	$(0.01)	$(0.00)
Basic and diluted weighted average common
shares outstanding	1,983,150	1,808,150

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
Statement of Changes in Shareholders' (Deficit)
For the period December 31, 2013 through March 31, 2015
(unaudited)

	Preferred Stock		Common Stock		Additional
		Par		Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance at December 31, 2013	-	$-	1,808,150	$1,808	$367,407	$(353,113)	$16,102

Issuance of common stock	-	-	175,000	175	1,575	-	1,750

Net loss, for the year ended
December 31, 2014	-	-	-	-	-	(42,458)	(42,458)

Balance at December 31, 2014	-	$-	1,983,150	$1,983	$368,982	$(395,571)	$(24,606)

Net loss, for the three months
ended March 31, 2015	-	-	-	-	-	(14,156)	(14,156)

Balance at March 31, 2015	-	$-	1,983,150	$1,983	$368,982	$(409,727)	$(38,762)

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
Statements of Cash Flows
For the three months ended March 31, 2015 and 2014
(unaudited)

	For the three months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(14,156)	$(8,415)
Changes in operating assets and operating liabilities:
Prepaid expenses	(900)	324
Accounts payable and accrued liabilities	(8,651)	(9,401)
Indebtedness to related parties and accrued liabilities	1,899	-
Net cash (used in) operating activities	(21,808)	(17,492)

Cash flows from financing activities:
Proceeds from note payable, related parties	25,000	-
Net cash provided by financing activities	25,000	-

Net change in cash	3,192	(17,492)

Cash, beginning of period	8,071	33,659

Cash, end of period	$11,263	$16,167

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

The Company's plan has been to act as an acquirer of all forms of distressed debt that are being sold at a discount to the original purchase price, including, but not limited to, real estate mortgages, securities such as promissory notes, and assets acquired through bankruptcy.

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

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company's continuation as a going concern is dependent upon its ability to obtain additional operating capital, commence operations, provide competitive services, and ultimately to attain profitability.

Unaudited Interim Condensed Financial Statements

We have prepared our unaudited interim condensed financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our financial position as of March 31, 2015, the interim results of operations for the three months ended March 31, 2015 and 2014,  and cash flows for the three months ended March 31, 2015 and 2014. These interim statements have not been audited. The balance sheet as of December 31, 2014 was derived from our audited financial statements included in our annual report on Form 10-K. The interim condensed financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2014. The unaudited condensed financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

WestMountain Distressed Debt, Inc.
Notes to the Financial Statements
(unaudited)

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

(3) Stockholders Equity

As of March 31, 2015 we had 1,983,150 shares issued and outstanding at a par value of $.001 or $1,983.

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

We received invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was originally for the term of one year, ending December 31, 2009 but was extended to December 31, 2014. As of March 31, 2014, the agreement was terminated by agreement of both parties. Total expenses incurred with Bohemian Companies were $-0- and $-0- for the quarters ended March 31, 2015 and 2014, respectively. As of March 31, 2015 the Company had no balance due to Bohemian Companies, LLC.

We entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc. on October 15, 2009, and is considered to be a related party. Total expenses incurred with SP were $500 and $500 for the quarters ended March 31, 2015 and 2014, respectively. As of March 31, 2015 an accrual of $500 has been recorded for unpaid services.

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. As of March 31, 2015, the principal and interest due on the note is $27,047. On April 18, 2015 we carried over the principal and total interest due to a new note. The new principal amount is $27,256.16. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before October 18, 2015.

WestMountain Distressed Debt, Inc.
Notes to the Financial Statements
(unaudited)

On January 28, 2015, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before July 28, 2015. As of March 31, 2015, the principal and interest due on the note is $25,777.

On May 4, 2015, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before November 4, 2015.

(5) Subsequent Events

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015 we carried over the principal and total interest due to a new note. The new principal amount is $27,256.16. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before October 18, 2015.
On May 4, 2015, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before November 4, 2015.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ended March 31, 2015 and March 31, 2014.

We have not generated operating revenues since our inception.

Operating expenses, consisting primarily of selling, general and administrative costs, were $12,257 for the quarter ended March 31, 2015, compared to $8,415 for the quarter ended March 31, 2014.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $14,156 for the quarter ended March 31, 2015, compared to a net loss of $8,415 for the quarter ended March 31, 2014.

Liquidity and Capital Resources

Our cash on March 31, 2015 was $11,263.

Cash flows used in operating activities were $21,808 for the three months ended March 31, 2015, compared to cash flows used in operating activities of $17,492 for the three months ended March 31, 2014.

Net cash used in investing activities was $-0- for the three months ended March 31, 2015 and March 31, 2014.

          Cash flows provided by financing activities were $25,000 and $-0- for the three months ended March 31, 2015 and March 31, 2014.  On January 28, 2015, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before July 28, 2015. As of March 31, 2015, the principal and interest due on the note is $25,777.

Over the next twelve months we do not expect any material capital costs in our operations.

Because most of our costs are fixed in amount and are recurring in nature we expect our quarterly operating expenses to remain consistent throughout 2015.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs.  Currently, we believe that we do not have sufficient capital to implement our business operations or to sustain them through December 31, 2015. However, failure to generate sufficient revenues or sufficient financing when needed could cause us to go out of business.

                On  October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. As of March 31, 2014, the principal and interest due on the note is $27,047. On April 18, 2015 we carried over the principal and total interest due to a new note. The new principal amount is $27,256.16. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before October 18, 2015.

                 On January 28, 2015, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before July 27, 2015. As of March 31, 2015, the principal and accrued interest due on the note is $25,777.

                 On May 4, 2015, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before November 4, 2015.

Plan of Operation for January 1, 2015 to December 31, 2015

Our plan for the twelve months beginning January 1, 2015 is to make a profit by December 31, 2015. We plan to earn income by holding distressed real estate properties for resale at a future date when market conditions are more favorable. We will screen investments with emphasis towards finding opportunities with long term potential. Our company has no prior history of operating in the distressed real estate business.

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

For our audit as of December 31, 2014, our accountants have expressed doubt about our ability to continue as a going concern as a result of a limited history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to find suitable investments; and

•	our ability to generate substantial revenues.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $40,000 to $60,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

We have not generated revenues since our inception. As of March 31, 2015, we had a cash position of $11,263. We anticipate that operating costs will be approximately $60,000 for the fiscal year ending December 31, 2015. These operating costs include insurance, taxes, office lease, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

We may experience significant variations in revenues and profitability during the year and among years if we are paid incentive income from certain funds only when investments are realized, rather than periodically on the basis of increases in the funds' net asset values. The timing and receipt of incentive income generated by our funds is event driven and thus highly variable, which contributes to the volatility of our revenue, and our ability to realize incentive income from our funds, may be limited. We cannot predict when, or if, any realization of investments will occur. If we were to have a realization event in a particular quarter, it may have a significant impact on our revenues and profits for that particular quarter which may not be replicated in subsequent quarters. In addition, our investments would be adjusted for accounting purposes to fair value at the end of each quarter, resulting in revenue attributable to our principal investments, even though we receive no cash distributions from our funds, which could increase the volatility of our quarterly earnings.

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

      A general market downturn, or a specific market dislocation, may cause our revenue and results of operations to decline by causing:

▪	the net asset value of the assets under management to decrease, lowering management fees;

▪	lower investment returns, reducing incentive income;

▪	material reductions in the value of our fund investments in portfolio companies which reduce our ''surplus'' and, therefore, our ability to realize incentive income from these investments; and

▪	investor redemptions, resulting in lower fees.

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

          Of our total outstanding shares as of March 31, 2015, a total of 1,840,000, or approximately 92.78%, is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

       As restrictions on the resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of "Penny Stocks" limit the liquidity of our common stock, which may affect the trading price of our common stock.

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
Reports on Form 8-K
Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31. 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 14, 2015.

WEST MOUNTAIN DISTRESSED DEBT, INC.,

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)