Form 10-Q
period 2015-09-30
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2015-11-09
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2015

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, October 28, 2015, was 1,983,150.

FORM 10-Q
West Mountain Distressed Debt, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Distressed Debt, Inc.

ITEM 1.  FINANCIAL STATEMENTS

WestMountain Distressed Debt, Inc.
Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Cash	$17,352	$8,071
Prepaid expenses	1,827	9,227
Total assets	$19,179	$17,298

Liabilities and Shareholders' Equity
Liabilities:
Accrued liabilities, related parties	$5,314	$1,737
Notes payable, related parties	89,500	25,000
Accounts payable and accrued liabilities	3,517	15,167
Total liabilities	98,331	41,904

Commitments and contingencies

Shareholders' (deficit):
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding 2015 and 2014
Common stock, $.001 par value; 200,000,000 shares authorized,	1,983	1,983
1,983,150 shares issued and outstanding 2015 and 2014
Additional paid-in-capital	368,982	368,982
Accumulated (deficit)	(450,117)	(395,571)
Total shareholders' (deficit) equity	$(79,152)	(24,606)
Total liabilities and shareholders' equity	$19,179	$17,298

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
Statements of Operations (unaudited)
For the three and nine months ended September 30, 2015 and 2014

	For the three months ended,		For the nine months ended
	September 30,		September 30
	2015	2014	2015	2014

Operating expenses
Sales, general and administrative expense	$9,600	$6,667	$46,169	$25,478
Total operating expenses	9,600	6,667	46,169	25,478

Net loss from operations	(9,600)	(6,667)	(46,169)	(25,478)

Other income/(expense)
Interest income	-	1	-	1
Interest expense	(3,866)	-	(8,377)	-
Net loss before income taxes	(13,466)	(6,666)	(54,546)	(25,477)
Provision for income taxes	-	-	-	-
Net loss	$(13,466)	$(6,666)	$(54,546)	$(25,477)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.01)
Basic and diluted weighted average common
shares outstanding	1,983,150	1,963,919	1,983,150	1,886,465

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
Statement of Changes in Shareholders' Equity (Unaudited)
For the period December 31, 2014 through September 30, 2015

	Preferred Stock		Common Stock		Additional
		Par		Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balance at December 31, 2014	-	$-	1,983,150	$1,983	$368,982	$(395,571)	$(24,606)

Net loss, for the quarter ended
March 31, 2015	-	-	-	-	-	(14,157)	(14,157)

Balance at March 31, 2015	-	$-	1,983,150	$1,983	$368,982	$(409,728)	$(38,763)

Net loss, for the quarter ended
June 30, 2015	-	-	-	-	-	(26,923)	(26,923)

Balance at June 30, 2015	-	$-	1,983,150	$1,983	$368,982	$(436,651)	$(65,686)

Net loss, for the quarter ended
September 30, 2015	-	-	-	-	-	(13,466)	(13,466)

Balance at September 30, 2015	-	$-	1,983,150	$1,983	$368,982	$(450,117)	$(79,152)

The accompanying notes are an integral part of these financial statements.

WestMountain Distressed Debt, Inc.
Statements of Cash Flows (unaudited)
For the nine months ended September 30, 2015 and 2014

	For the nine months ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(54,546)	$(25,477)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation	-	1,750
Changes in operating assets and operating liabilities:
Prepaid expenses	7,400	75
Accounts payable and accrued liabilities	(11,650)	(9,500)
Indebtedness to related parties and accrued liabilities	3,577	800
Net cash (used in) operating activities	(55,219)	(32,352)

Cash flows from financing activities:
Proceeds from notes payable, related parties	64,500	-
Net cash provided by financing activities	64,500	-

Net change in cash	9,281	(32,352)

Cash, beginning of period	8,071	33,659

Cash, end of period	$17,352	$1,307

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

Unaudited Interim Condensed Financial Statements

We have prepared our unaudited interim condensed financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our financial position as of September 30, 2015, the interim results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. These interim statements have not been audited. The balance sheet as of December 31, 2014 was derived from our audited financial statements included in our annual report on Form 10-K. The interim condensed financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2014. The unaudited condensed financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

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

(3) Stockholders Equity

As of September 30, 2015 we had 1,983,150 shares of common stock issued and outstanding at a par value of $.001 or $1,983.

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

We received invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was originally for the term of one year, ending December 31, 2009 but was extended to December 31, 2014. As of March 31, 2014, the agreement was terminated by agreement of both parties. Total expenses incurred with Bohemian Companies were $-0- and $-0- for the three and nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 the Company had no balance due to Bohemian Companies, LLC.

We entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc. on October 15, 2009, and is considered to be a related party. Total expenses incurred with SP were $500 and $500 for the three months ended September 30, 2015 and 2014, respectively. Total expenses incurred with SP were $1,500 and $1,700 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 an accrual of $500 has been recorded for unpaid services.

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount is $27,256. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before October 18, 2015. As of September 30, 2015, principal and interest due on this note is $29,487. On October 18, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of October 18, 2015. The new principal amount is $29,729.38. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before April 18, 2016.

WestMountain Distressed Debt, Inc.
Notes to the Financial Statements
(unaudited)

On January 27, 2015, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 27, 2015. On July 27, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of July 27, 2015. The new principal amount is $27,244. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before January 27, 2016. As of September 30, 2015, principal and interest due on this note is $28,117.

On May 4, 2015, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015.  As of September 30, 2015, the principal and accrued interest due on the note is $10,740. On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount is $10,740. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before May 4, 2016.

On August 3, 2015, we entered into a Promissory Note Agreement with BOCO Investments, a related party, in the amount of $25,000. The note bears an interest rate of 24% per annum until paid in full. Repayment of the loan is due on or before February 3, 2016.  As of September 30, 2015, the principal and accrued interest due on the note is $25,970.

A summary of the notes payable and related interest for the periods presented on the Balance Sheet are as follows:

As of September 30, 2015					As of December 31, 2014
Note					Note
	Due	Principal	Interest	Total		Due	Principal	Interest	Total
Date	Date	Due	Due	Due	Date	Date	Due	Due	Due

4/18/2015	10/18/2015	$27,256	$2,231	$29,487	10/17/2014	4/17/2015	$25,000	$2,256	$27,256
7/27/2015	1/27/2016	27,244	873	28,117
5/4/2015	11/4/2015	10,000	740	10,740
8/3/2015	2/3/2016	25,000	970	25,970
TOTAL DUE		$89,500	$4,814	$94,314	TOTAL DUE		$25,000	$2,256	$27,256

5)    Subsequent Event

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount is $27,256. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before October 18, 2015. As of September 30, 2015, principal and interest due on this note is $29,487. On October 18, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of October 18, 2015. The new principal amount is $29,729.38. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before April 18, 2016.

On May 4, 2015, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015.  As of September 30, 2015, the principal and accrued interest due on the note is $10,740. On November 4, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount is $10,740. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before May 4, 2016.

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

Results of Operations

The following discussion involves our results of operations for the three and nine months ended September 30, 2015 and September 30, 2014.

We have not generated operating revenues since our inception.

Operating expenses, consisting primarily of selling, general and administrative costs was $9,600 for the three months ended September 30, 2015, compared to $6,667 for the three months ended September 30, 2014. For the nine months ended September 30, 2015 and September 30, 2014, operating expenses were $46,169 and $25,478 respectively. Most of the costs were attributable to professional and contract services.  We do not anticipate these professional fees or contract services to increase significantly in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

Interest expense for the three months ended September 30, 2015 and 2014 was $3,866 and $-0-, respectively. For the nine months ended September 30, 2015 and 2014, interest expense was $8,377 and $-0-, respectively. This expense was associated with the interest expense recorded for the three notes with WestMountain Company and one note with BOCO Investments.

We had a net loss of $13,466 for the three months ended September 30, 2015, compared to a net loss of $6,666 for the three months ended September 30, 2014. For the nine months ended September 30, 2015 we had a net loss of $54,546 compared to a net loss of $25,477 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Our cash on September 30, 2015 was $17,352.

Cash flows used in operating activities were $55,219 for the nine months ended September 30, 2015, compared to cash flows used in operating activities of $32,352 for the nine months ended September 30, 2014. The Company recorded increases in indebtedness to related parties and accrued liabilities of $3,577. The increase was due to additional interest recorded on the notes with WestMountain Company and BOCO Investments. The decrease in accounts payable and accrued liabilities of $11,650 and prepaid expenses of $7,400 is the difference accrued for outside services and quarter-end services, and the net difference of the overpayment to an outside services vendor and the amortization of the prepayment to OTC Markets.

Cash flows provided by financing activities were $64,500 and $-0- for the nine months ended September 30, 2015 and September 30, 2014.

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

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount is $27,256. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before October 18, 2015. As of September 30, 2015, principal and interest due on this note is $29,487.

On January 27, 2015, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 27, 2015. On July 27, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of July 27, 2015. The new principal amount is $27,244. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before January 27, 2016. As of September 30, 2015, principal and interest due on this note is $28,117.

On May 4, 2015, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015.  As of September 30, 2015, the principal and accrued interest due on the note is $10,740. On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount is $10,740. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before May 4, 2016.

On August 3, 2015, we entered into a Promissory Note Agreement with BOCO Investments, a related party, in the amount of $25,000. The note bears an interest rate of 24% per annum until paid in full. Repayment of the loan is due on or before February 3, 2016.  As of September 30, 2015, the principal and accrued interest due on the note is $25,970.

Plan of Operation through December 31, 2015

Our plan through December 31, 2015 is to continue our current operations. We plan to earn income by holding distressed real estate properties for resale at a future date when market conditions are more favorable. We will screen investments with emphasis towards finding opportunities with long term potential. Our company has no prior history of operating in the distressed real estate business.

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

For our audit as of December 31, 2014, our independent registered public accounting firm have expressed doubt about our ability to continue as a going concern as a result of a limited history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We have not generated revenues since our inception. As of September 30, 2015, we had a cash position of $17,352. We anticipate that operating costs will be approximately $40,000 to $60,000 for the fiscal year ending December 31, 2015. These operating costs include insurance, taxes, office lease, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

We depend almost entirely on the efforts and continued employment of Mr. Klemsz, our President and Treasurer. Mr. Klemsz is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, WestMountain Red, LLC,or their affiliates, are our only source of financing. We do not have an employment contract with Mr. Klemsz, and we do not carry key person insurance on his life. The loss of the services of Mr. Klemsz through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as Mr. Klemsz and a financing source to replace WestMountain Red, LLC or their affiliates.

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

Of our total outstanding shares as of September 30, 2015, a total of 1,840,000, or approximately 92.78%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Reports on Form 8-K

No reports were filed under cover of Form 8-K for the fiscal quarter ended September 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 9, 2015.

WEST MOUNTAIN DISTRESSED DEBT, INC.,

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)