Form 10-K
period 2015-12-31
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2016-03-15
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2015

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

As of March 9, 2016, the registrant had outstanding 1,983,150 common shares. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fourth fiscal quarter: the registrant's securities did not trade in a public venue as of the last business day of the registrant's most recently completed fourth fiscal quarter. Based upon the last sales of its common stock in December 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $101,745.

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

Currently, we believe that we have or can obtain sufficient capital to implement our proposed business operations or to sustain them through December 31, 2016. If we can become profitable, we could operate at our present level indefinitely. To date, we have no definitive agreements with possible acquisition candidates.

Operations

At the present time, we operate from one location in Fort Collins, Colorado. Our plan is to make our operation profitable but for the year ended December 31, 2015 we have incurred a loss. We estimate that we must generate approximately $70,000 in revenues per year to be profitable.  At the present time, we are not generating revenues but continue to develop our business plan. The key for us will be the development of revenues. We believe that we can be profitable or at break even by the end of our next fiscal year, assuming sufficient revenues.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect operating costs to range between $50,000 and $70,000 for the fiscal year ending December 31, 2016. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Return to Index

In the next 12 months, we do not intend to spend any material funds on research and development and do not intend to purchase any large equipment.

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

      We will compete in all aspects of our business with a large number of investment management firms, private equity fund sponsors, hedge fund sponsors and other financial institutions. A number of factors serve to increase our competitive risks:

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

For our audit dated December 31, 2015, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

♦	our ability to find suitable investments; and

♦	our ability to generate revenues.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $50,000 and $70,000 for the fiscal year ending December 31, 2016. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or to secure additional working capital will cause us to go out of business.

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

We have not generated revenues since our inception. As of December 31, 2015, we had a cash position of $12,258. We anticipate that operating costs will range between $50,000 and $70,000, for the fiscal year ending December 31, 2016. These operating costs include insurance, taxes, office lease, maintenance, contract services and all other costs of operations.

We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will develop or be sufficient to cover operating costs for the foreseeable future, it will be necessary to raise additional funds.  If we do not generate adequate revenues to finance our operations, raise additional funds, or a combination of both, our business may fail. In the event that we need additional capital, WestMountain Red, LLC, our majority shareholder, has orally agreed to loan or to arrange for a loan on our behalf of such funds as may be necessary through December 31, 2016 for working capital purposes, but is under no binding obligation to do so.

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

We depend almost entirely on the efforts and continued employment of Mr. Klemsz, our President and Treasurer. Mr. Klemsz is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, WestMountain Red, LLC, is our only source of financing. At the present time, there is no agreement between WestMountain Red, LLC and the Company for WestMountain Red, LLC to provide any additional funding to the Company. We have no indication that WestMountain Red, LLC would refuse to lend us funds or to arrange for a loan on our behalf if we should ask. It would be very difficult to find a financing source to replace WestMountain Red, LLC.   The loss of any potential funding from WestMountain Red, LLC could have a material adverse effect on our business. At the present time, we have no definitive plans for financing in place, other than the funds which we have already obtained.  Also, we do not have an employment contract with Mr. Klemsz, and we do not carry key person insurance on his life. The loss of the services of Mr. Klemsz through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as Mr. Klemsz and a financing source to replace WestMountain Red, LLC.

Return to Index

Our revenue and profitability fluctuate, particularly inasmuch as we cannot predict the timing of realization events in our business, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause volatility in the price of our shares.

We expect that, if and when we begin generating revenues from our operating activities, we may experience significant variations in revenues and profitability during the year and among years if we are paid incentive income from certain funds only when investments are realized, rather than periodically on the basis of increases in the funds' net asset values. The timing and receipt of incentive income generated by our funds is event driven and thus highly variable, which contributes to the volatility of our revenue, and our ability to realize incentive income from our funds, may be limited. We cannot predict when, or if, any realization of investments will occur. If we were to have a realization event in a particular quarter, it may have a significant impact on our revenues and profits for that particular quarter which may not be replicated in subsequent quarters. In addition, our investments would be adjusted for accounting purposes to fair value at the end of each quarter, resulting in revenue attributable to our principal investments, even though we receive no cash distributions from our funds, which could increase the volatility of our quarterly earnings.

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

        ●    departures of key personnel.

Of our total outstanding shares as of December 31, 2015, a total of 1,840,000, or approximately 92.78%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Return to Index

 ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525, and our telephone number is (970) 223-4499. Effective April 1, 2014, we relocated our principal executive office to this location. We signed a two year lease, scheduled to expire in 2016, for a total of 565 square feet of office space at a price of $188 per month plus costs associated with yearly common area fees. For the current year, the additional cost will be $61.  We own no real estate nor have plans to acquire any real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to smaller reporting companies.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of December 31, 2015, there were sixty-six record holders of our common stock and there were 1,983,150 shares of our common stock outstanding.

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

Results of Operations

For the year ended December 31, 2015 we recorded a net loss of $67,990. For the year ended December 31, 2014, we recorded a net loss of $42,458.

Our independent auditors have expressed doubt about our ability to continue as a going concern as a result of our history of net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop distressed debt investments that will generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the year ended December 31, 2015, was $56,924. We recorded $41,522 in general and administrative expenses for the year ended December 31, 2014.  The major components of general and administrative expenses are professional fees, which include legal and accounting costs.

We currently have no revenue but continue to develop our plan.

Because we do not pay salaries, and our major professional fees are negotiated in advance, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of business activity, we believe that we must generate approximately $70,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, WestMountain Red, LLC has orally agreed to loan such funds as may be necessary or to arrange for a loan on our behalf through December 31, 2016 for working capital purposes, but is under no binding obligation to do so.

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

Return to Index

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect operating costs to range between $50,000 and $70,000 for the fiscal year ending December 31, 2016. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $12,258.

Net cash used in operating activities was $55,813 for the fiscal year ended December 31, 2015 compared to net cash used in operating activities of $50,588 for the fiscal year ended December 31, 2014.

Cash flows provided by investing activities were $-0- for the fiscal years ended December 31, 2015 and 2014. Cash flows provided by financing activities for the fiscal year ended December 31, 2015 was $60,000 and $25,000 for 2014.

Over the next twelve months we do not expect to incur material capital costs to develop operations

We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will develop or be sufficient to cover operating costs for the foreseeable future, it will be necessary to raise additional funds. If we do not generate adequate revenues to finance our operations, raise additional funds, or a combination of both, our business may fail. In the event that we need additional capital, WestMountain Red, LLC, our majority shareholder, has orally agreed to loan such funds as may be necessary or to arrange for a loan on our behalf through December 31, 2016 for working capital purposes, but is under no binding obligation to do so.

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

The accounting policies that we follow are set forth in Note 1 to our financial statements as included elsewhere in this report. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which is intended to define management's responsibility to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosures. This standard will be effective for the Company for the year ending on October 31, 2016. Early application is permitted. The Company is currently evaluating the impact of ASU No. 2014-15.

 In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This update requires an entity to classify deferred tax liabilities and assets as non-current within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. We adopted ASU 2015-17 on a prospective basis as of December 31, 2015. The adoption of ASU 2015-17 did not have an impact on our financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Return to Index

Return to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
WestMountain Distressed Debt, Inc.
Fort Collins, Colorado

We have audited the accompanying balance sheets of WestMountain Distressed Debt, Inc. (the "Company") as of December 31, 2015 and 2014, and the related statements of operations, shareholders' (deficit) equity, and cash flows for each of the years then ended.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WestMountain Distressed Debt, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EKS&H LLLP

/S/ EKS&H LLLP
March 14, 2016
Fort Collins, Colorado

Return to Index

WestMountain Distressed Debt, Inc.
Balance Sheets

	December 31,	December 31,
	2015	2014

Assets
Cash	$12,258	$8,071
Prepaid expenses	485	9,227
Total assets	$12,743	$17,298

Liabilities and Shareholders' (Deficit) Equity
Liabilities:
Accrued liabilities, related parties	$4,917	$1,737
Notes payable, related parties	92,885	25,000
Accounts payable and accrued liabilities	7,537	15,167
Total liabilities	105,339	41,904

Commitments and contingencies

Shareholders' (deficit) equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding 2015 and 2014
Common stock, $0.001 par value; 200,000,000 shares authorized,	1,983	1,983
1,983,150 shares issued and outstanding 2015 and 2014
Additional paid-in-capital	368,982	368,982
Accumulated (deficit)	(463,561)	(395,571)
Total shareholders' (deficit) equity	$(92,596)	(24,606)
Total liabilities and shareholders' (deficit) equity	$12,743	$17,298

The accompanying notes are an integral part of these financial statements.

Return to Index

WestMountain Distressed Debt, Inc.
Statements of Operations

	For the years ended
	December 31,
	2015	2014

Operating expenses
Sales, general and administrative expense	$56,924	$41,522
Total operating expenses	56,924	41,522

Net loss from operations	(56,924)	(41,522)

Other income/(expense)
Interest expense	(11,066)	(936)
Net loss before income taxes	(67,990)	(42,458)
Provision for income taxes	-	-
Net loss	$(67,990)	$(42,458)

Basic and diluted loss per share	$(0.03)	$(0.02)
Basic and diluted weighted average common
shares outstanding	1,983,150	1,896,369

The accompanying notes are an integral part of these financial statements.

Return to Index

WestMountain Distressed Debt, Inc.
Statement of Changes in Shareholders' (Deficit) Equity

	Preferred Stock		Common Stock		Additional
		Par		Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	(Deficit)	Total
Balance at December 31, 2013	-	$-	1,808,150	$1,808	$367,407	$(353,113)	$16,102

Issuance of common stock	-	-	175,000	175	1,575	-	1,750

Net loss, for the year ended
December 31, 2014	-	-	-	-	-	(42,458)	(42,458)

Balance at December 31, 2014	-	$-	1,983,150	$1,983	$368,982	$(395,571)	$(24,606)

Net loss, for the year ended
December 31, 2015	-	-	-	-	-	(67,990)	(67,990)

Balance at December 31, 2015	-	$-	1,983,150	$1,983	$368,982	$(463,561)	$(92,596)

The accompanying notes are an integral part of these financial statements.

Return to Index

WestMountain Distressed Debt, Inc.
Statements of Cash Flows

	For the years ended ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(67,990)	$(42,458)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation	-	1,750
Changes in operating assets and operating liabilities:
Prepaid expenses	8,742	(8,717)
Accounts payable and accrued liabilities	(7,630)	(2,200)
Accrued liabilities, related parties	11,065	1,037
Net cash (used in) operating activities	(55,813)	(50,588)

Cash flows from financing activities:
Proceeds from notes payable, related parties	60,000	25,000
Net cash provided by financing activities	60,000	25,000

Net change in cash	4,187	(25,588)

Cash, beginning of year	8,071	33,659

Cash, end of year	$12,258	$8,071

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash investing and financing activities:
Accrued interest converted into notes payable, related parties	$7,885	$-

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   Since inception, the Company has not had revenues, has incurred recurring losses, and as of December 31, 2015 has an accumulated deficit of $463,561.  These factors, among others, raise substantial doubt about its ability to continue as a going concern.

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

Fair Value of Financial Instruments
The carrying value of cash, accounts payable and accrued liabilities, and notes payable, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

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

Loss per Common Share
Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. At December 31, 2015 and December 31, 2014, there were no potentially dilutive securities outstanding.

Income Taxes
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Considerable judgment is required in determining when these events may occur and whether recovery of an asset, including the utilization of a net operating loss or other carryforward prior to its expiration, is more likely than not.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as "major" tax jurisdictions, as defined.  The tax years 2011-2015 remain open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Return to Index

WestMountain Distressed Debt, Inc.
Notes to the Financials

1)    Nature of Organization and Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which is intended to define management's responsibility to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosures. This standard will be effective for the Company for the year ending on October 31, 2016. Early application is permitted. The Company is currently evaluating the impact of ASU No. 2014-15.

 In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." This update requires an entity to classify deferred tax liabilities and assets as non-current within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. We adopted ASU 2015-17 on a prospective basis as of December 31, 2015. The adoption of ASU 2015-17 did not have an impact on our financial statements.

(2)  Income Taxes

Deferred taxes consists of:
	December 31,
	2015	2014
Deferred tax assets:
Prepaid Expenses	$(92)	$(1,444)
Net operating loss carryforwards	87,270	75,405
Amortizable Assets	1,071	1,227
Total long-term deferred tax asset (liab)	$88,249	$75,188

Total deferred tax assets (liabilities)	$88,249	$75,188
Valuation allowance	(88,249)	(75,188)
Net deferred tax assets	$-	$-

The expense or benefit for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to income or loss before income taxes as follows for the years ended:

	2015	2014

U.S. federal income tax expense\(benefit) at statutory rates	$(10,570)	$(6,594)
State income tax expense\(benefit), net of federal impact	(2,774)	(1,729)
Change in valuation allowance	13,344	8,323
	$-	$-

Return to Index

WestMountain Distressed Debt, Inc.
Notes to the Financials

(3)    Stockholders Equity
On April 11, 2014, the Company issued 175,000 shares of common stock at $0.01 per share. The shares were issued for $1,750 of contract services. The shares issued are "restricted stock" as per the Rule 144 promulgated under the Securities Act of 1933.

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

We received invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was originally for the term of one year, ending December 31, 2009 but was extended to December 31, 2014. As of March 31, 2014, the agreement was terminated by agreement of both parties. Total expenses incurred with Bohemian Companies were $-0- and $3,000 for the fiscal years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the Company had no balance due to Bohemian Companies, LLC.

We entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc. on October 15, 2009, and is considered to be a related party. Total expenses incurred with SP were $2,300 and $2,300 for the fiscal years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 an accrual of $800 has been recorded for unpaid services.

On October 17, 2014, we entered into an unsecured Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount is $27,256. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before October 18, 2015. On October 18, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of October 18, 2015. The new principal amount is $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before April 18, 2016. As of December 31, 2015, the total principal and interest due on this note is $30,814.

On January 27, 2015, we entered into an unsecured Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 27, 2015. On July 27, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of July 27, 2015. The new principal amount was $27,244. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before January 27, 2016. On January 27, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of January 27, 2016. The new principal amount was $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before July 29, 2016. As of December 31, 2015, principal and interest due on this note is $29,353.

Return to Index

WestMountain Distressed Debt, Inc.
Notes to the Financials

(4)    Related Parties (continued)

On May 4, 2015, we entered into an unsecured Promissory Note Agreement with WestMountain Company, a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015.  On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount is $10,912. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before May 5, 2016. As of December 31, 2015, principal and interest due on this note is $11,219.

On August 3, 2015, we entered into an unsecured Promissory Note Agreement with BOCO Investments, a related party, in the amount of $25,000. The note bears an interest rate of 6% per annum until paid in full. Repayment of the loan was due on or before December 31, 2015.  As of December 31, 2015, principal and interest due on this note is $25,616. On January 1, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of December 31, 2015. The new principal amount is $25,616. The new note carries an interest rate of 6% per annum until paid in full. Repayment of the loan is due on or before May 1, 2016.

A summary of the notes payable and related interest for the periods presented on the Balance Sheet are as follows:

As of December 31, 2015					As of December 31, 2014
Note					Note
	Due	Principal	Interest	Total		Due	Principal	Interest	Total
Date	Date	Due	Due	Due	Date	Date	Due	Due	Due

10/19/2015	4/19/2016	$29,729	$1,085	$30,814	10/17/2014	4/17/2015	$25,000	$937	$25,937
7/28/2015	1/28/2016	27,244	2,109	29,353
11/5/2015	5/5/2016	10,912	307	11,219
8/4/2015	12/31/2016	25,000	616	25,616
TOTAL DUE		$92,885	$4,117	$97,002	TOTAL DUE		$25,000	$937	$25,937

(5)  Commitment, Contingencies and Legal Proceedings

In April 2014, we relocated our principal executive office to 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525. We signed a two year lease, scheduled to expire in 2016, for a total of 565 square feet of office space at a price of $188 per month plus costs associated with yearly common area fees.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

December 31,	Total
2016	$2,985
Total	$2,985

Return to Index

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act. As a result of this evaluation, we identified no material weaknesses in our internal control over financial reporting as of December 31, 2015.  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2015.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

Brian L. Klemsz	57	President, Treasurer, Director
Joni K Troska	56	Secretary

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

Ms. Troska currently serves as corporate Secretary of WestMountain Company, formerly known as WestMountain Asset Management, Inc and WestMountain Alternative Energy, Inc., both public companies. She started SP Business Solutions, a business consulting service, in April, 2002. Prior to that period, she was employed for fourteen years as the General Accounting Manager and financial liaison for software implementations and acquisition integration by Advanced Energy Industries, Inc., a public international electronics manufacturing company, in Fort Collins, Colorado.  While employed by Advanced Energy, she obtained her business degree in July 2001.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. In this regard, we have nothing to report.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time other than restricted stock granted in 2014 in lieu cash payment for contractor services.

Item 11. EXECUTIVE COMPENSATION

Our officers and director do not receive any direct compensation for their services rendered to us, nor have they received such compensation in the past.  We have no plans to pay any compensation to our officer and director in the future.

We have entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for us.  The owner, Ms. Joni Troska, was appointed our corporate Secretary on October 15, 2009 and is considered to be a related party.  Fees are charged and paid on a quarterly basis.  As of December 31, 2015 an accrual of $800 has been recorded for unpaid services. Otherwise, our officers and director are not accruing any compensation pursuant to any agreement with us.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officers or director.

Return to Index

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of December 31, 2015, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 1,983,150 common shares were issued and outstanding as of December 31, 2015.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

WestMountain Red, LLC(3)(4)	1,610,000	81.18%
181 W. Boardwalk, Suite 202
Fort Collins, Colorado 80525

Brian L. Klemsz	(3)(4)
181 W. Boardwalk, Suite 202
Fort Collins, Colorado 80525

Joni K. Troska 181 W. Boardwalk, Suite 202 Fort Collins, Colorado 80254	40,000	2.02%

All Officers and Directors as a Group	310,480	15.66%
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

We received invoices on a monthly basis from Bohemian Companies, LLC. This Service Agreement was originally for the term of one year, ending December 31, 2009 but was extended to December 31, 2014. As of March 31, 2014, the agreement was terminated by agreement of both parties. Total expenses incurred with Bohemian Companies were $-0- and $3,000 for the fiscal years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the Company had no balance due to Bohemian Companies, LLC.

Return to Index

We entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc. on October 15, 2009, and is considered to be a related party. Total expenses incurred with SP were $2,300 and $2,300 for the fiscal years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 an accrual of $800 has been recorded for unpaid services.

On October 17, 2014, we entered into an unsecured Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount is $27,256. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before October 18, 2015. On October 18, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of October 18, 2015. The new principal amount is $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before April 18, 2016. As of December 31, 2015, the total principal and interest due on this note is $30,814.

On January 27, 2015, we entered into an unsecured Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 27, 2015. On July 27, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of July 27, 2015. The new principal amount was $27,244. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before January 27, 2016. On January 27, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of January 27, 2016. The new principal amount was $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before July 29, 2016. As of December 31, 2015, principal and interest due on this note is $29,353.

On May 4, 2015, we entered into an unsecured Promissory Note Agreement with WestMountain Company, a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015.  On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount is $10,912. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before May 5, 2016. As of December 31, 2015, principal and interest due on this note is $11,219.

On August 3, 2015, we entered into an unsecured Promissory Note Agreement with BOCO Investments, a related party, in the amount of $25,000. The note bears an interest rate of 6% per annum until paid in full. Repayment of the loan was due on or before December 31, 2015.  As of December 31, 2015, principal and interest due on this note is $25,616. On January 1, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of December 31, 2015. The new principal amount is $25,616. The new note carries an interest rate of 6% per annum until paid in full. Repayment of the loan is due on or before May 1, 2016.

A summary of the notes payable and related interest for the periods presented on the Balance Sheet are as follows:

As of December 31, 2015					As of December 31, 2014
Note					Note
	Due	Principal	Interest	Total		Due	Principal	Interest	Total
Date	Date	Due	Due	Due	Date	Date	Due	Due	Due

10/19/2015	4/19/2016	$29,729	$1,085	$30,814	10/17/2014	4/17/2015	$25,000	$937	$25,937
7/28/2015	1/28/2016	27,244	2,109	29,353
11/5/2015	5/5/2016	10,912	307	11,219
8/4/2015	12/31/2016	25,000	616	25,616
TOTAL DUE		$92,885	$4,117	$97,002	TOTAL DUE		$25,000	$937	$25,937

Return to Index

 ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm, EKS&H, LLLP, Certified Public Accountants billed an aggregate of $17,195 for the year ended December 31, 2015 and an aggregate of $17,900 for the year ended December 31, 2014 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports.

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

          *     Previously filed with Form SB-2 Registration Statement, January 2, 2008.
          **   Previously filed with Form 10-KSB Registration Statement, February 29, 2008
          *** Previously filed with Form 8-K, November 23, 2010.

Return to Index

SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2016.

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

Date: March 14, 2016	By:	/s/ Brian L. Klemsz
Brian L. Klemsz
Director