Form 10-Q
period 2016-03-31
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2016-05-16
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2016

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-53031

WESTMOUNTAIN DISTRESSED DEBT, INC.
(Exact Name of Issuer as specified in its charter)

Colorado	26-1315407
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

1001-A E. Harmony Road, #366
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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, April 18, 2016, was 1,983,150.

FORM 10-Q
West Mountain Distressed Debt, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Distressed Debt, Inc.

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

WestMountain Distressed Debt, Inc.
Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash	$4,610	$12,258
Prepaid expenses	10,086	485
Total current assets	$14,696	$12,743

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accrued liabilities, related parties	$5,022	$4,917
Notes payable, related parties	95,987	92,885
Accounts payable and accrued liabilities	19,266	7,537
Total current liabilities	120,275	105,339

Commitments and contingencies

Shareholders' (deficit) equity:
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding 2016 and 2015
Common stock, $0.001 par value; 200,000,000 shares authorized,	1,983	1,983
1,983,150 shares issued and outstanding 2016 and 2015
Additional paid-in-capital	368,982	368,982
Accumulated (deficit)	(476,544)	(463,561)
Total shareholders' (deficit) equity	$(105,579)	(92,596)
Total liabilities and shareholders' equity	$14,696	$12,743

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2016 and 2015

	For the three months ended,
	March 31,
	2016	2015

Operating expenses
Selling, general and administrative expense	$9,476	$12,257
Total operating expenses	9,476	12,257

Net loss from operations	(9,476)	(12,257)

Other income/(expense)
Interest income	-	-
Interest expense	(3,507)	(1,899)
Net loss before income taxes	(12,983)	(14,156)
Provision for income taxes	-	-
Net loss	$(12,983)	$(14,156)

Basic and diluted loss per share	$(0.01)	$(0.01)
Basic and diluted weighted average common
shares outstanding	1,983,150	1,983,150

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
Condensed Statement of Changes in Shareholders' (Deficit)
For the period December 31, 2014 through March 31, 2016
(Unaudited)

	Preferred Stock		Common Stock		Additional
		Par		Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance at December 31, 2015	-	$-	1,983,150	$1,983	$368,982	$(463,561)	$(92,596)

Net loss, for the three months
ended March 31, 2016	-	-	-	-	-	(12,983)	(12,983)

Balance at March 31, 2016	-	$-	1,983,150	$1,983	$368,982	$(476,544)	$(105,579)

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2016 and 2015

	For the three months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,983)	$(14,156)
Changes in operating assets and operating liabilities:
Prepaid expenses	(9,601)	(900)
Accounts payable and accrued liabilities	11,729	(8,651)
Indebtedness to related parties and accrued liabilities	3,207	1,899
Net cash (used in) operating activities	(7,648)	(21,808)

Cash flows from financing activities:
Proceeds from note payable, related parties	-0-	25,000
Net cash provided by financing activities	-0-	25,000

Net change in cash	(7,648)	3,192

Cash, beginning of period	12,258	8,071

Cash, end of period	$4,610	$11,263

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

Unaudited Interim Condensed Financial Statements

We have prepared our unaudited interim condensed financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our financial position as of March 31, 2016, the interim results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. These interim statements have not been audited. The balance sheet as of December 31, 2015 was derived from our audited financial statements included in our annual report on Form 10-K. The interim condensed financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2015. The unaudited condensed financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

WestMountain Distressed Debt, Inc.
Notes to the Condensed Financial Statements
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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The company has incurred losses since its inception resulting in an accumulated deficit of $476,544 as of March 31, 2016, and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

Recently Issued Accounting Pronouncements

On August 27, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which is intended to define management's responsibility to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern and to provide related footnote disclosures. This standard will be effective for the Company for the year ending on December 31, 2016. Early application is permitted. The Company is currently evaluating the impact of ASU No. 2014-15.

(2) Income Taxes

The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(3)    Related Parties

We entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc. on October 15, 2009, and is considered to be a related party. Total expenses incurred with SP were $500 and $500 for the quarters ended March 31, 2016 and 2015, respectively. As of March 31, 2016 an accrual of $500 has been recorded for unpaid services.

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount is $27,256. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before October 18, 2015. On October 18, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of October 18, 2015. The new principal amount is $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before April 18, 2016. We are negotiating terms for an extension on this note. As of March 31, 2016, the total principal and interest due on this note is $32,148.

On January 27, 2015, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 27, 2015. On July 27, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of July 27, 2015. The new principal amount was $27,244. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before January 27, 2016. On January 27, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of January 27, 2016. The new principal amount was $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before July 29, 2016. As of March 31, 2016, principal and interest due on this note is $30,653.

On May 4, 2015, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015.  On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount is $10,912. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before May 5, 2016. We are negotiating terms for an extension on this note. As of March 31, 2016, principal and interest due on this note is $11,708.

WestMountain Distressed Debt, Inc.
Notes to the Condensed Financial Statements
(unaudited)

On August 3, 2015, we entered into a Promissory Note Agreement with BOCO Investments, a related party, in the amount of $25,000. The note bears an interest rate of 6% per annum until paid in full. Repayment of the loan was due on or before December 31, 2015.  As of December 31, 2015, principal and interest due on this note is $25,616. On January 1, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of December 31, 2015. The new principal amount is $25,617. The new note carries an interest rate of 6% per annum until paid in full. Repayment of the loan is due on or before May 1, 2016. We are negotiating terms for an extension on this note. As of March 31, 2016, principal and interest due on this note is $26,000.

A summary of the notes payable and related interest for the periods presented on the Balance Sheet are as follows:

As of March 31, 2016					As of December 31, 2015
NOTE					NOTE
	Due	Principal	Interest	Total		Due	Principal	Interest	Total
Date	Date	Due	Due	Due	Date	Date	Due	Due	Due
10/19/2015	4/19/2016	$29,729	$2,419	$32,148	10/19/2015	4/19/2016	$29,729	$1,085	$30,814
1/29/2016	7/29/2016	29,729	924	30,653	7/28/2015	1/28/2016	27,244	2,109	29,353
5/4/2015	5/5/2016	10,912	796	11,708	5/4/2015	5/5/2016	10,912	307	11,219
1/1/2016	5/1/2016	25,617	383	26,000	8/4/2015	12/31/2015	25,000	616	25,616
TOTAL DUE		$95,987	$4,522	$100,509	TOTAL DUE		$92,885	$4,117	$97,002

(4) Subsequent Events

Our principal executive offices are located at 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525, and our telephone number is (970) 223-4499.  Effective April 1, 2016, our office will be located at 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525.

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

Our principal executive offices are located at 181 W. Boardwalk, Suite 202, Fort Collins, Colorado 80525, and our telephone number is (970) 223-4499.  Effective April 1, 2016, our office will be located at 1001-A E. Harmony Road, #366, Fort Collins, Colorado 80525. However, in the future, we plan to occupy separate office facilities and obtain office furniture and equipment, depending on the development of our business plan. If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;
2.	Continue to seek alternative and acceptable sources of capital;
3.	Bring in additional capital that may result in a change of control; or
4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ended March 31, 2016 and March 31, 2015.

We have not generated operating revenues since our inception.

Operating expenses, consisting primarily of selling, general and administrative costs, were $9,476 for the quarter ended March 31, 2016, compared to $12,257 for the quarter ended March 31, 2015.  Most of the costs were attributable to professional and contract services. We do not anticipate these professional fees or contract services to increase significantly in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $12,983 for the quarter ended March 31, 2016, compared to a net loss of $14,156 for the quarter ended March 31, 2015.

Liquidity and Capital Resources

Our cash on March 31, 2016 was $4,610.

Cash flows used in operating activities were $7,648 for the three months ended March 31, 2016, compared to cash flows used in operating activities of $21,808 for the three months ended March 31, 2015. In January 2016, the Company recorded a $10,000 invoice from OTC Markets as a prepaid expense and accounts payable that will be amortized over the coming year.

Net cash used in investing activities was $-0- for the three months ended March 31, 2016 and March 31, 2015.

Over the next twelve months we do not expect any material capital costs in our operations.

Because most of our costs are fixed in amount and are recurring in nature we expect our quarterly operating expenses to remain consistent throughout 2016.

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

Cash flows provided by financing activities were $-0- and $25,000 for the three months ended March 31, 2016 and March 31, 2015.

On January 27, 2015, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 27, 2015. On July 27, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of July 27, 2015. The new principal amount was $27,244. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before January 27, 2016. On January 27, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of January 27, 2016. The new principal amount was $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before July 29, 2016. As of March 31, 2016, principal and interest due on this note is $30,653.

               On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount is $27,256. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before October 18, 2015. On October 18, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of October 18, 2015. The new principal amount is $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before April 18, 2016. We are negotiating terms for an extension on this note. As of March 31, 2016, the total principal and interest due on this note is $32,148.

             On May 4, 2015, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $10,000. The note bears an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015.  On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount is $10,912. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan is due on or before May 5, 2016. We are negotiating terms for an extension on this note. As of March 31, 2016, principal and interest due on this note is $11,708.

On August 3, 2015, we entered into a Promissory Note Agreement with BOCO Investments, a related party, in the amount of $25,000. The note bears an interest rate of 6% per annum until paid in full. Repayment of the loan was due on or before December 31, 2015.  As of December 31, 2015, principal and interest due on this note is $25,616. On January 1, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of December 31, 2015. The new principal amount is $25,617. The new note carries an interest rate of 6% per annum until paid in full. Repayment of the loan is due on or before May 1, 2016. We are negotiating terms for an extension on this note. As of March 31, 2016, principal and interest due on this note is $26,000.

Plan of Operation for January 1, 2016 to December 31, 2016

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

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

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

For our audit as of December 31, 2015, our accountants have expressed doubt about our ability to continue as a going concern as a result of a limited history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We have not generated revenues since our inception. As of March 31, 2016, we had a cash position of $4,610. We anticipate that operating costs will be approximately $60,000 for the fiscal year ending December 31, 2016. These operating costs include insurance, taxes, office lease, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult.

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

         Of our total outstanding shares as of March 31, 2016, a total of 1,840,000, or approximately 92.78%, is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 16, 2016.

WEST MOUNTAIN DISTRESSED DEBT, INC.,

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)