Form 10-Q
period 2016-09-30
WESTMOUNTAIN DISTRESSED DEBT INC
filed 2016-11-14
CIK 1421602

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2016

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 10, 2016, was 1,983,150.

FORM 10-Q
West Mountain Distressed Debt, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to West Mountain Distressed Debt, Inc.

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

WestMountain Distressed Debt, Inc.
Condensed Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash	$4,610	$12,258
Prepaid expenses	5,000	485
Total current assets	$9,610	$12,743

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
Accrued liabilities, related parties	$14,519	$4,917
Notes payable, related parties	95,987	92,885
Accounts payable and accrued liabilities	30,979	7,537
Total current liabilities	141,485	105,339

Commitments and contingencies

Shareholders' equity (deficit):
Preferred stock, $0.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding 2016 and 2015
Common stock, $0.001 par value; 200,000,000 shares authorized,	1,983	1,983
1,983,150 shares issued and outstanding 2016 and 2015
Additional paid-in-capital	368,982	368,982
Accumulated deficit	(502,840)	(463,561)
Total shareholders' equity (deficit)	$(131,875)	(92,596)
Total liabilities and shareholders' equity (deficit)	$9,610	$12,743

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2016 and 2015

	For the three months ended,		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Operating expenses
Selling, general and administrative expense	$9,614	$9,600	$27,276	$46,169
Total operating expenses	9,614	9,600	27,276	46,169

Net loss from operations	(9,614)	(9,600)	(27,276)	(46,169)

Other income/(expense)
Interest expense	(4,855)	(3,866)	(12,003)	(8,377)
Net loss before income taxes	(14,469)	(13,466)	(39,279)	(54,546)
Provision for income taxes	-	-	-	-
Net loss	$(14,469)	$(13,466)	$(39,279)	$(54,546)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Basic and diluted weighted average common
shares outstanding	1,983,150	1,983,150	1,983,150	1,983,150

The accompanying notes are an integral part of these condensed financial statements.

WestMountain Distressed Debt, Inc.
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2016 and 2015

	For the nine months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(39,279)	$(54,546)
Changes in operating assets and operating liabilities:
Prepaid expenses	(4,515)	7,400
Accounts payable and accrued liabilities	23,442	(11,650)
Indebtedness to related parties and accrued liabilities	12,704	3,577
Net cash used in operating activities	(7,648)	(55,219)

Cash flows from financing activities:
Proceeds from note payable, related parties	-	64,500
Net cash provided by financing activities	-	64,500

Net change in cash	(7,648)	9,281

Cash, beginning of period	12,258	8,071

Cash, end of period	$4,610	$17,352

Non cash investing and financing activities
Accrued interest converted into notes payable, related parties	$3,102	$-

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

Unaudited Interim Condensed Financial Statements

We have prepared our unaudited interim condensed financial statements included herein pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, the unaudited interim condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly, in all material respects, our financial position as of September 30, 2016, the interim results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. These interim statements have not been audited. The balance sheet as of December 31, 2015 was derived from our audited financial statements included in our annual report on Form 10-K. The unaudited interim condensed financial statements contained herein should be read in conjunction with our audited financial statements, including the notes thereto, for the year ended December 31, 2015. The unaudited condensed financial position, results of operations and cash flows for the interim periods disclosed in this report are not necessarily indicative of future financial results.

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

WestMountain Distressed Debt, Inc.
Notes to the Condensed Financial Statements
(Unaudited)

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The company has incurred losses since its inception resulting in an accumulated deficit of $502,840 as of September 30, 2016, and further losses are anticipated in the development of its business.  The Company currently has a working capital deficit of $131,875 which includes an outstanding payable to OTC Markets of $10,000 for continued listing of our common stock.  Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

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

(3)    Related Parties

We entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc. on October 15, 2009, and is considered to be a related party. Total expenses incurred for the three months ended September 30, 2016 and 2015 with SP were $500 and $500, respectively. Total expenses incurred for the nine months ended September 30, 2016 and 2015 with SP were $1,500 and $1,500, respectively. As of September 30, 2016 an accrual of $1,500 has been recorded for unpaid services.

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount is $27,256. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before October 18, 2015. On October 18, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of October 18, 2015. The new principal amount is $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 18, 2016. This note is currently in default. The default interest rate is 24% which has been applied to calculate accrued interest beginning on the maturity date of the note. As of September 30, 2016, the total principal and interest due on this note is $35,633.

WestMountain Distressed Debt, Inc.
Notes to the Condensed Financial Statements
(Unaudited)

On January 27, 2015, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 27, 2015. On July 27, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of July 27, 2015. The new principal amount was $27,244. The new note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before January 27, 2016. On January 27, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of January 27, 2016. The new principal amount was $29,730. The new note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 29, 2016. This note is currently in default. The default interest rate is 24%. As of September 30, 2016, principal and interest due on this note is $33,644.

On May 4, 2015, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $10,000. The note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015.  On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount is $10,912. The new note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before May 5, 2016. This note is currently in default. The default interest rate is 24% which has been applied to calculate accrued interest beginning on the maturity date of the note. As of September 30, 2016, principal and interest due on this note is $12,959.

On August 4, 2015, we entered into a Promissory Note Agreement with BOCO Investments, a related party, in the amount of $25,000. The note carried an interest rate of 6% per annum until paid in full. Repayment of the loan was due on or before December 31, 2015.  As of December 31, 2015, principal and interest due on this note was $25,616. On January 1, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of December 31, 2015. The new principal amount was $25,616. The new note carried an interest rate of 6% per annum until paid in full. Repayment of the loan was due on or before June 30, 2016. This note is currently in default. The default interest rate remains at 6%. As of September 30, 2016, principal and interest due on this note is $26,770.

We are negotiating terms for an extension of notes which are in default.

A summary of the notes payable and related interest for the periods presented on the Balance Sheet are as follows:

As of September 30, 2016					As of December 31, 2015
NOTE					NOTE
	Due	Principal	Interest	Total		Due	Principal	Interest	Total
Date	Date	Due	Due	Due	Date	Date	Due	Due	Due
10/18/2015	4/18/2016	$29,729	$5,904	$35,633	10/18/2015	4/18/2016	$29,729	$1,085	$30,814
1/27/2016	7/29/2016	29,730	3,914	33,644	7/27/2015	1/27/2016	27,244	2,109	29,353
11/4/2015	5/5/2016	10,912	2,047	12,959	11/4/2015	5/5/2016	10,912	307	11,219
1/1/2016	6/30/2016	25,616	1,154	26,770	8/4/2015	12/31/2015	25,000	616	25,616
TOTAL DUE		$95,987	$13,019	$109,006	TOTAL DUE		$92,885	$4,117	$97,002

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

.

Results of Operations

The following discussion involves our results of operations for the three and nine months ended September 30, 2016 and September 30, 2015.

We have not generated operating revenues since our inception.

Operating expenses consist primarily of selling, general and administrative costs. Most of the costs were attributable to professional and contract services. For the three months ended September 30, 2016 and September 30, 2015, operating expenses were $9,614 and $9,600, respectively. For the nine months ended September 30, 2016 and September 30, 2015, operating expenses were $27,276 and $46,169, respectively. In 2015 the Company paid additional professional fees to become DTC eligible. For the same period of time, the Company paid additional audit fees.  We do not anticipate these professional fees or contract services to increase significantly in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

For the three months ended September 30, 2016 and 2015, we had a net loss of $14,469 and $13,466 respectively. Net loss for the nine months ended September 30, 2016 was $39,279 compared to a net loss of $54,546 for the nine months ended September 30, 2015. The decrease in net loss over the periods presented are directly related to the change in operating expenses.

Liquidity and Capital Resources

Our cash on September 30, 2016 was $4,610.

Cash flows used in operating activities were $7,648 for the nine months ended September 30, 2016, compared to cash flows used in operating activities of $55,219 for the nine months ended September 30, 2015. The change over the periods presented are related to the decrease in net loss, an increase in accounts payable and accrued interest on the related party notes payable.

Net cash used in investing activities was $-0- for the nine months ended September 30, 2016 and September 30, 2015.

Cash flows provided by financing activities were $-0- and $64,500 for the nine months ended September 30, 2016 and September 30, 2015. The change over the periods presented are related to proceeds that the Company received from related parties for the nine months ended September 30, 2015. In 2016, no proceeds have been received for the nine months ended September 30, 2016.

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

We entered into an agreement with SP Business Solutions ("SP") to provide accounting and related services for the Company. The owner, Joni Troska, was appointed Secretary of WestMountain Distressed Debt, Inc. on October 15, 2009, and is considered to be a related party. Total expenses incurred for the three months ended September 30, 2016 and 2015 with SP were $500 and $500, respectively. Total expenses incurred for the nine months ended September 30, 2016 and 2015 with SP were $1,500 and $1,500, respectively. As of September 30, 2016 an accrual of $1,500 has been recorded for unpaid services.

On October 17, 2014, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 16, 2015. On April 18, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of April 18, 2015. The new principal amount is $27,256. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before October 18, 2015. On October 18, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of October 18, 2015. The new principal amount is $29,729. The new note carries an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before April 18, 2016. This note is currently in default. The default interest rate is 24% which has been applied to calculate accrued interest beginning on the maturity date of the note. As of September 30, 2016, the total principal and interest due on this note is $35,633.

On January 27, 2015, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $25,000. The note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 27, 2015. On July 27, 2015, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of July 27, 2015. The new principal amount was $27,244. The new note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before January 27, 2016. On January 28, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the extension as of January 27, 2016. The new principal amount was $29,730. The new note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before July 29, 2016. This note is currently in default. The default interest rate is 24%. As of September 30, 2016, principal and interest due on this note is $33,644.

On May 4, 2015, we entered into a Promissory Note Agreement with WestMountain Company, a related party, in the amount of $10,000. The note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before November 4, 2015.  On November 4, 2015 we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of November 4, 2015. The new principal amount is $10,912. The new note carried an interest rate of 18% per annum until paid in full. Repayment of the loan was due on or before May 5, 2016. This note is currently in default. The default interest rate is 24% which has been applied to calculate accrued interest beginning on the maturity date of the note. As of September 30, 2016, principal and interest due on this note is $12,959.

On August 4, 2015, we entered into a Promissory Note Agreement with BOCO Investments, a related party, in the amount of $25,000. The note carried an interest rate of 6% per annum until paid in full. Repayment of the loan was due on or before December 31, 2015.  As of December 31, 2015, principal and interest due on this note was $25,616. On January 1, 2016, we entered into a new Promissory Note Agreement for the total principal and interest due on the original note as of December 31, 2015. The new principal amount was $25,616. The new note carried an interest rate of 6% per annum until paid in full. Repayment of the loan was due on or before June 30, 2016. This note is currently in default. The default interest rate remains at 6%. As of September 30, 2016, principal and interest due on this note is $26,770.

We are negotiating terms for an extension of notes which are in default.

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

At the present time, we are in default on all of our debt, which is in the amount of $109,006 as of September 30, 2016. In addition, we have a payable outstanding in the amount of $10,000 to the OTC Market for continued listing of our common stock. We are actively negotiating an extension of our debt and searching for additional funding to continue our operations or to liquidate. If we are unable to renegotiate our debt and ultimately pay off our debt and payables, we may be forced to cease operations. If we are unable to pay for our continued listing on the OTC Market, we may lose our stock listing. At the present time, we cannot guarantee that we will either be able to renegotiate our debt or pay any of our payables, including the payable for our continued OTC Market listing.

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

We have not generated revenues since our inception. As of September 30, 2016, we had a cash position of $4,610. We are in default on all of our debt, which is in the amount of $109,006 as of September 30, 2016. In addition, we have a payable outstanding in the amount of $10,000 to the OTC Market for continued listing of our common stock. We anticipate that operating costs will be approximately $40,000 to $60,000 for the fiscal year ending December 31, 2016. These operating costs include insurance, taxes, office lease, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on an hourly basis as each investment transaction is evaluated. However, the operating costs and expected revenue generation are difficult to predict. We plan to generate revenues in the next twelve months from making investments and receiving fees for the placement of capital. Since there can be no assurances that we will generate any revenues or that revenues will be sufficient to cover operating costs for the foreseeable future, it will be necessary to raise additional funds. We believe at this time that raising additional funds may be difficult, if not impossible.

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
.

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

We have limited resources to operate as a public company.

We have only operated as a public company since December, 2009. We have been listed to trade under the trading symbol WMDS since January, 2010. However, we have limited resources with which to comply with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

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

         Of our total outstanding shares as of September 30, 2016, a total of 1,840,000, or approximately 92.78%, is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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
Reports on Form 8-K
No report was filed under cover of Form 8-K for the fiscal quarter ended September 30, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized November 14, 2016.

WEST MOUNTAIN DISTRESSED DEBT, INC.,

By:	/s/ Brian L. Klemsz,
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)